Form 10-K
period 2017-04-30
Boxxy Inc.
filed 2017-07-31
CIK 1680689

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Mark One

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-213553

BOXXY INC.
(Exact name of registrant as specified in its charter)

Nevada	5960	32-0500871
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

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

Yes [X] No[_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X ] No [_]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[_]     No[X]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 30, 2017
Common Stock: $0.001	3,000,000

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

We were incorporated in the State of Nevada on April 16, 2016. We intend to engage in the business of selling beauty sample subscriptions. We intend to implement a monthly subscription (approximately $15 with free shipping) for a box full of beauty samples. This samples will be cosmetics, hair care, body care, face care, fragrances, nail polish, skin care, bath and body, treatments products, and other similar items. We will mail this box to subscribers once per month. These samples will range from actual beauty products to protein bars. This box will include cosmetics, nail polish, skin care, bath and body treatments products and other similar items that will vary from month to month.

While no assurances can be provided, we anticipate that we will receive revenue from the sale of these monthly subscriptions, as well as the sale of full sized products we will be offering on our future website. Our monthly subscription service will introduce customers to try products they may not be aware of or have difficulty finding. Our main target market will be a woman in Europe and North America.

We may also earn a commission on some of the transactions by acting as an agent between buyer and seller.

Our supplier benefits

Our company will offer new effective marketing tool to promote the supplier beauty products. We will help the supplier brand to stand out from the large variety of beauty products available on the market, when customers are searching for suitable product. We are hoping to ensure high audience reach and engagement into their brand. We will provide supplier sample with additional booklet containing full information on points of sales, prices, product description and „how to use” info. We provide the links for customers to buy the full-sized supplier products on our website. Our service will introduce the supplier product to large audience without supplier’s significant investment into advertising. We will help to organize the supplier product sampling wisely, by sending samples directly to potential customers.

Our subscribers benefits.

Most consumers want to try a product before committing to a full-size purchase. The monthly subscription service will help subscriber to try products they may not otherwise find themselves. If someone has very little access to high-end brands then our subscription service would be a good way to try new beauty products out before buying. Our subscribers will discover new products and buy with confidence.

Company website

Our main website page will consist of description of our services, prices for subscription, promotion and online subscription form to fill out. Also we are going have contact information about our company, forum for our subscribers with feedback they can leave and the past boxes photos and reviews. Currently we have registered domain www.boxxyinc.com

Marketing

Our marketing strategy will be email marketing campaign, promotions on our website for new subscribers with discounts and extras. We will advertise on beauty related Internet websites, social media advertising, products tasting. We are hoping to use social media such as Facebook as main source of bringing new customers to our services.

Competition

We compete against a number of companies, most of which have substantially greater resources than we do. The beauty business is characterized by vigorous competition throughout the world. Brand recognition, advertising, promotion, quality, performance, availability and price are some of the factors that impact consumers’ choices among online beauty sample subscription services. Biggest multinational competitors engaged in the online beauty supply business are: birchbox.com, beautybar.com and glossybox.com.

Agreement

On April 28, 2016, we entered into a written Agreement with SIA “Glancebox”. SIA “Glancebox will supply us with beauty products samples. Our compensation for distributing the beauty products will be commission. Commission will be 10% of proceed from subscription services cost. Customers will pay commission to Boxxy Inc. Boxxy Inc will remit compensation commission to SIA “Glancebox” within sixty days after the subscription service was paid. This Distribution Agreement is non-exclusive. A copy of the Distribution Agreement is included as Exhibit 10.1 with the registration statement of which this prospectus is a part.

Employees and Employment Agreements

At present, we have no employees other than our officer and director. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Description of Property

We do not own any real estate or other properties.

Item 3. Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares. Our common shares are not quoted on the OTC Bulletin Board at this time. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of April 30, 2017, no shares of our common stock have traded.

Number of Holders

As of April 30, 2017, the 3,000,000 issued and outstanding shares of common stock were held by a total of 1 shareholder of record, our director, Andrejs Bekess.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended April 30, 2017 and 2016. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED APRIL 30, 2016 COMPARED TO FISCAL YEAR ENDED APRIL 30, 2017.

Our net loss for the fiscal year ended April 30, 2016 was $4,767 compared to a net loss of $12,992 during the fiscal year ended April 30, 2017. During fiscal years ended April 30, 2016 and 2017, the Company has not generated any revenue.

Expenses incurred during the fiscal year ended April 30, 2016 compared to fiscal year ended April 30, 2017 increased primarily due to the increased scale and scope of business operations.  Professional fees generally include legal fees, auditor and accounting expenses.

The weighted average number of shares outstanding was 3,000,000 for the fiscal year ended April 30, 2016 and 2017.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED APRIL 30, 2016 and 2017

As of April 30, 2016, our total assets were $0 and our total liabilities were $4,767 comprised of advances from stockholder $1,267 and accrued expenses $3,500.

As of April 30, 2017, our total assets were $160 comprised of cash and cash equivalents and liabilities of $14,919 consisted of advances from stockholder of $11,419 and accrued expenses of $3,500. Stockholders’ equity decreased from $(4,767) as of April 30, 2016 to $(14,759) as of April 30, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the fiscal year ended April 30, 2017, net cash flows used in operating activities was ($13,152). Cash flows from operating activities for the fiscal year ended April 30, 2016 was $(1,267).

Cash Flows from Investing Activities

We have not generated cash flow from investing activities for the years ended April 30, 2016 and 2017.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended April 30, 2016, net cash from financing activities was $1,267 consisting of director loan. For the fiscal year ended April 30, 2017, net cash from financing activities was $13,152 consisting of director loan of $10,152 and $3,000 proceeds from issuance of common stock.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our April 30, 2017 and April 30, 2016 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

BOXXY INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Boxxy Inc.

We have audited the accompanying balance sheets of Boxxy Inc as of April 30, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended April 30, 2017 and the period from April 19, 2016 (Inception) to April 30, 2016. Boxxy Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boxxy Inc as of April 30, 2017 and 2016, and the results of its operations and its cash flows for the year ended April 30, 2017 and the period from April 19, 2016 (Inception) to April 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Boxxy Inc will continue as a going concern. As discussed in Note 3 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Jimmy P. Lee, CPA PC

Flushing, NY

July 31, 2017

BOXXY INC.

BALANCE SHEETS

ASSETS	April 30, 2017	April 30, 2016
Current Assets
Cash	$–	$–
Prepaid Expense	160
Total Current Assets	160	–

Total Assets	$160	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	3,500	3,500
Loan from director	11,419	1,267

Total Liabilities	14,419	4,767

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 3,000,000 shares issued and outstanding respectively;	3,000	3,000
Additional paid in capital	–	–
Subscription receivables	–	(3,000)
Accumulated deficit	(17,759)	(4,767)
Total Stockholders’ Deficit	(14,759)	(4,767)

Total Liabilities and Stockholders’ Deficit	$160	$–

See accompanying notes to the financial statements.

BOXXY INC.

STATEMENTS OF OPERATION

	For the Year ended April 30, 2017	From April 19, 2016 (Inception) to April 30, 2016

REVENUES	$–	$–

OPERATING EXPENSES	12,992	4,767

TOTAL OPERATING EXPENSES	12,992	4,767

NET LOSS FROM OPERATIONS	(12,992)	(4,767)

PROVISION FOR INCOME TAXES	–	–

NET LOSS	$(12,992)	$(4,767)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,000,000	3,000,000

See accompanying notes to the financial statements.

BOXXY INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Subscription	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Receivables	Stage	Equity

Inception, April 19, 2016	–	$–	$–	$–	$–	$–

Shares issued at $0.001 per share	3,000,000	3,000	–	(3,000)	–	–

Net loss for period	–	–	–		(4,767)	(4,767)

Balance, April 30, 2016	3,000,000	$3,000	$–	$(3,000)	$(4,767)	$(4,767)

Shares issued at $0.001 per share				3,000		3,000

Net loss for the period					(12,992)	(12,992)

Balance, April 30, 2016	3,000,000	$3,000	$–	$–	$(17,759)	$(14,759)

See accompanying notes to the financial statements.

BOXXY INC.

STATEMENTS OF CASH FLOWS

	For the Year ended April 30, 2017	From April 19, 2016 (Inception) to April 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(12,992)	$(4,767)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Accrued expenses	–	3,500
Prepaid Expense	(160)	–
CASH FLOWS USED IN OPERATING ACTIVITIES	$(13,152)	$(1,267)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from director	10,152	1,267
Subscription Receivables	3,000	–
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	$13,152	$1,267

Net Cash Increase for Period	$–	$–
Cash at end of Period	$–	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes to the financial statements.

BOXXY INC.

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2017 and 2016

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

As reflected in the financial statements, the Company had an accumulated deficit of $14,759 and negative working capital at April 30, 2017, a net loss of $12,992 for the period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – LOAN FROM DIRECTOR

As of April 30, 2017, the director of the Company has loaned $11,419 to the Company to pay for the Company’s expenses. The amounts are unsecured, non-interest bearing and due on demand.

NOTE 5 – STOCKHOLDER’S EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On April 30, 2016, the Company issued 3,000,000 shares of common stock to a director for subscription of $3,000 at $0.001 per share, the subscription was received in May 2016.

NOTE 6 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the period from inception to April 30, 2016 to the Company’s effective tax rate is as follows:

	April 30,	April 30,
	2017	2016
Tax benefit at U.S. statutory rate	$6,038	$1,621
Change in valuation allowance	(6,038)	(1,621)
Tax benefit, net	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at April 30, 2016 are as follows:

	April 30,	April 30,
	2017	2016
Net operating loss	$4,717	$1,621
Valuation allowance	(4,717)	(1,621)
Deferred tax assets	$–	$–

Change in valuation allowance:

	April 30,	April 30,
	2017	2016
Balance at April 19, 2015	$1,621	$–
Increase in valuation allowance	4,717	1,621
Balance at April 30, 2016	$6,038	$1,621

The Company has approximately $17,759 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which begin to expire in fiscal 2036. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 7 - COMMITMENT & CONTINGENCIES

The Company does not own or lease any real or personal property and does not have any capital commitments.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 30, 2017 and the date that these financial statements were available to be issued.

In May and June, the Company issued 600,000 common shares at $0.02 per share to shareholders for a total of $12,000.

There have been no other events that would require adjustment to or disclose in the financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2017 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of April 30, 2017, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at April 30, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2017 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of April 30, 2017, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Andrejs Bekess Wattova 10 Ostrava 70200 Czech Republic	31	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Biographical Information and Background of officer and director

Andejs Bekess has been our President, Secretary, Treasurer and sole Director since our incorporation on April 19, 2016. Prior, from May 2011 till January 2016, Mr. Bekess was the Chief Technical Officer at Latvian different e-commerce startup VOTO in Riga, Latvia. His responsibilities were research e-commerce trend and markets, developing web platform. He was responsible for website and client support service through the internet including invoicing, discounts and claims. He graduated from Riga Technical University in 2006 with a bachelor degree in Information Technology. From 2005 to 2010, Andejs Bekess worked as senior developer for e-commerce projects “ELKOR”, “ELKO” in Riga, Latvia. His responsibilities were managing Internet shop, CRM software and technical support activities and processes. He devotes approximately 20% of his time to our affairs.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our Treasurer and a sole director, Andrejs Bekess; he currently devotes approximately twenty hours per week to company matters. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on April 19, 2016 until April 30, 2017.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Andrejs Bekess	2017	0	0	0	0	0	0	0	0
President	2016	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0
Treasurer	2016	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of April 30, 2017, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of April 30, 2017 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Andrejs Bekess Wattova 10 Ostrava 70200 Czech Republic	3,000,000 shares of common stock (direct)	100%

The percent of class is based on 3,000,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended April 30, 2017, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended April 30, 2017, we incurred approximately $6,500 for the year ended April 30, 2017 and $3,500 for the period ended April 30, 2016 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements.

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOXXY INC.

Dated: July 31, 2017	By: /s/ Andrejs Bekess
Andrejs Bekess, President and Chief Executive Officer and Chief Financial Officer

