Form 10-Q
period 2017-07-31
Boxxy Inc.
filed 2017-09-19
CIK 1680689

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 31, 2017
Common Stock: $0.001	3,600,000

PART I - FINANCIAL INFORMATION

BOXXY INC.

BALANCE SHEETS

ASSETS	July 31, 2017 (Unaudited)	April 30, 2017 (Audited)
Current Assets
Cash	$9,361	$88
Prepaid Expense	5,974	160
Total Current Assets	15,335	248
Total Assets	$15,335	$248

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses	1,500	3,500
Loan from director	11,619	11,519
Total Current Liabilities	13,119	15,019
Total Liabilities	13,119	15,019

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 3,600,000 and 3,000,000 shares issued and outstanding respectively;	3,600	3,000
Additional paid in capital	11,400	–
Accumulated deficit	(12,784)	(17,771)
Total Stockholders’ Equity (Deficit)	2,216	(14,771)

Total Liabilities and Stockholders’ Equity	$15,335	$248

See accompanying notes to the financial statements.

BOXXY INC.

STATEMENT OF OPERATION

(Unaudited)

	For the Three Months Ended July 31, 2017	For the Three Months Ended July 31, 2016

REVENUES	$7,053	$–

OPERATING EXPENSES	2,066	2,022

TOTAL OPERATING EXPENSES	2,066	2,022

NET LOSS FROM OPERATIONS	4,987	(2,022)

PROVISION FOR INCOME TAXES	–	–

NET INCOME/ LOSS	$4,987	$(2,022)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,397,826	3,000,000

See accompanying notes to the financial statements.

BOXXY INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months Ended July 31, 2017	For the Three Months Ended July 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/loss for the period	$4,987	$(2,022)
Adjustments to reconcile net income/loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Accrued expenses	(2,000)	(1,000)
Prepaid expenses	(5,814)	–
CASH FLOWS USED IN OPERATING ACTIVITIES	$(2,827)	$(3,022)
CASH FLOWS FROM FINANCING ACTIVITIES

Loans from director	100	22
Proceeds from common stock subscription	12,000	3,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	$12,100	$3,022

Net Cash Increase for Period	$9,273	$–
Cash at the beginning of Period	88	–
Cash at end of Period	$9,361	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes to the financial statements.

BOXXY INC.

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2017

(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Boxxy Inc. (the “Company”) was incorporated in Nevada on April 19, 2016. We are a development stage company that intends to develop an online beauty sample subscription service. We will mail this box once per month. Generally, subscriber will receive the box with 6-8 samples and 1-2 bonus items. This samples maybe cosmetics, hair care, body care, face care, fragrances, nail polish, skin care, bath and body, treatments products, etc. We are not going to pay for the samples we are getting from our supplier partners.

NOTE 2 – RESTATEMENTS

Restatement for the year ending April 30, 2017

In preparation of current period financial statements, the Company discovered omitted transactions on a newly opened bank account. Specifically, a deposit of $100 by the sole director and officer of the Company and bank charges of $12 were omitted during the year ended April 30, 2017.

The correction of this issue includes recording the $100 deposit by the sole director and officer of the Company as a Loan from director and the $12 bank charges as operating expenses.

A summary of the changes to the financial statements originally reported is as follows:

	Originally
	Reported		Adjustment	Restated
Current assets
Cash	$–	(a)	88	$88
Prepaid Expense	160		–	160
Total Current Assets	160		88	248
Total Assets	160		88	248
Liabilities
Current Liabilities
Accrued Expense	3,500		–	3,500
Loan from director	11,419	(a)	100	11,519
Total Liabilities	14,419		100	14,519
Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 3,000,000 shares issued and outstanding, respectively;	3,000		–	3,000
Additional paid-in capital	–		–	–
Subscription receivables	–		–	–
Accumulated deficit	(17,759)	(a)	(12)	(17,771)
Total Stockholders' Deficit	(14,759)		(12)	(14,771)
Total Liabilities and Stockholders’ Deficit	$160		88	$248

Revenues	$–		–	–
Operating Expenses	12,992	(a)	12	13,004
Total Operating Expenses	12,992		12	13,004
Net loss from operations	(12,992)		(12)	(13,004)
Provision for income taxes	–		–	–
Net Loss	$(12,992)		(12)	$(13,004)

(a) To record $100 deposit by the sole director and officer of the Company as a Loan from director and the $12 bank charges as operating expenses.

NOTE 3- SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES AND PRACTICES

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

These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended April 30, 2017, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim consolidated financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended April 30, 2017.

Development Stage Company

The Company is a development stage company as defined in ASC 915 “Development Stage Entities.”. The Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

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

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"). ASC-605 requires that four basic criteria must be met before revenue can be recognized:

1.	Persuasive evidence of an arrangement exists
2.	Delivery has occurred
3.	The selling price is fixed and determinable
4.	Collectability is reasonably assured.

Determination of criteria (3) and (4) are based on management's judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, or other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

The Company receives commissions from beauty products Supplier for wholesale selling through the company transaction and service platform. Commissions from Supplier for agents services rendered are recognized after end buyers has completed their payment to Supplier and upon confirmation of pending payment of the agent commissions by Supplier.

The Company generally receives commissions from Supplier based on the amount of beauty products which end buyers have paid for.

The Company presents revenues from such transactions on a net basis in the statements of income and comprehensive income as the Company, generally, does not assume inventory risks.

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

Recently Issued Accounting Pronouncements

In July 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The ASU requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively, the set) is not a business. To be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs. The standard also narrows the definition of outputs. The definition of a business affects areas of accounting such as acquisitions, disposals and goodwill. Under the new guidance, fewer acquired sets are expected to be considered businesses. This ASU is effective July 1, 2018 on a prospective basis with early adoption permitted. The Company would apply this guidance to applicable transactions after the adoption date.

In July 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This ASU is effective prospectively to impairment tests beginning July 1, 2020, with early adoption permitted. The Company would apply this guidance to applicable impairment tests after the adoption date.

The Company has evaluated all the recent accounting pronouncements and determined that there are no other accounting pronouncements that will have a material effect on the Company’s financial statements.

NOTE 4 – GOING CONCERN

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $12,784 and working capital of $2,216 at July 31, 2017, a net income of $4,999 for the three months then ended.

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

NOTE 5 – LOAN FROM DIRECTOR

As of July 31, 2017, the director of the Company has loaned $11,519 to the Company to pay for the Company’s expenses. The amounts are unsecured, non-interest bearing and due on demand.

NOTE 6 – STOCKHOLDER’S EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

At April 30, 2016, the Company issued 3,000,000 shares of common stock to a director for subscription of $3,000 at $0.001 per share, the subscription was received in May 2016.

From May 2017 to July 31, 2017, the Company issued 600,000 common shares at $0.02 per share for a total price of $12,000.

As of July 31, 2017, the Company had 3,600,000 shares issued and outstanding.

NOTE 7 - INCOME TAXES

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate of 34% for the period ended as follows:

	July 31,	April 30,
	2017	2017
Tax benefit (expenses) at U.S. statutory rate	$(1,700)	$4,342
Change in valuation allowance	1,700	(4,342)
Tax benefit (expenses), net	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	At July 31,	At April 30,
	2017	2017
Net operating loss	$4,338	$4,342
Valuation allowance	(4,338)	(4,342)
Deferred tax assets, net	$–	$–

Change in valuation allowance:

	At July 31,	At April 30,
	2017	2017
Beginning Balance	$6,038	$1,621
Increase in valuation allowance	(1,700)	4,717
Ending Balance	$4,338	$6,038

The Company has accumulated approximately $12,772 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which begin to expire in fiscal 2036. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 8 - COMMITMENT & CONTINGENCIES

The Company does not own or lease any real or personal property and does not have any capital commitments.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through September 15, 2017 and the date that these financial statements were available to be issued. There have been no events that would require adjustment to or disclose in the financial statements.

From August 1 2017 to September 19 2017, the Company has issued 590,000 shares of common stock at $0.02 per share for a net proceeds of $11,800.

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

Three Months Periods Ended July 31, 2017 and 2016

During the three months period ended July 31, 2017, we have generated $7,053 in Agent commission from sales of products as per Agreement with Hillway Transits Ltd.

During the three months period ended July 31, 2017, we have generated $2,054 in operating expenses which consists of professional fees and bank fees.

Our net income/(loss) for the three months periods ended July 31, 2017 and 2016 were $4,999 and $(2,022).

Liquidity and Capital Resources

Three Months Period Ended July 31, 2017

As at July 31, 2017, our total assets were $15,247. As at July 31, 2017, our current liabilities were $13,019. Stockholders’ equity was $2,228 as of July 31, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months period ended July 31, 2017, net cash flows used in operating activities was $2,815. For the three months period ended July 31, 2016, net cash flows used in operating activities was $3,022.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the period three months ended July 31, 2017 and 2016.

Cash Flows from Financing Activities

For the three months period ended July 31, 2017, net cash flows used in financing activities was $12,000 consisting of proceeds from common stock subscription $12,000.

For the three months period ended July 31, 2016, net cash flows used in financing activities was $3,022 consisting of director loan $22 and proceeds from common stock subscription $3,000.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended July 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boxxy Inc.

Dated: September 19, 2017	By:	/s/ Andreis Bekess
Andreis Bekess President and Chief Executive Officer and Chief Financial Officer

