Form 10-Q
period 2017-10-31
Boxxy Inc.
filed 2017-12-15
CIK 1680689

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 31, 2017
Common Stock: $0.001	4,190,000

ITEM I. FINANCIAL INFORMATION

Part I. Financial Statements

BOXXY INC.

BALANCE SHEETS

	October 31, 2017 (Unaudited)	April 30, 2017 (Audited)
ASSETS
Current Assets
Cash	$11,995	$88
Prepaid Expense	10,974	160
Total Current Assets	22,970	248
Total Assets	$22,970	$248

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	2,229	3,500
Loan from director	10,619	11,519
Total Current Liabilities	12,848	15,019
Total Liabilities	12,848	15,019

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 4,190,000 and 3,000,000 shares issued and outstanding respectively;	4,190	3,000
Additional paid in capital	22,610	–

Accumulated deficit	(16,679)	(17,771)
Total Stockholders’ Equity	10,121	(14,771)

Total Liabilities and Stockholders’ Deficit	$22,970	$248

See accompanying notes to the financial statements.

BOXXY INC.

STATEMENT OF OPERATION

(Unaudited)

	For the Three Months Ended October 31, 2017	For the Three Months Ended October 31, 2016	For the Six Months Ended October 31, 2017	For the Six Months Ended October 31, 2016

REVENUES	$–	$–	$7,053	$–

OPERATING EXPENSES	3,907	1,287	5,961	3,309

TOTAL OPERATING EXPENSES	3,907	1,287	1,092	3,309

NET LOSS FROM OPERATIONS	(3,907)	(1,287)	1,092	(3,309)

PROVISION FOR INCOME TAXES	–	–	–	–

NET INCOME/ LOSS	$(3,907)	$(1,287)	$1,092	$(3,309)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,040,870	3,000,000	3,746,141	3,000,000

See accompanying notes to the financial statements.

BOXXY INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six Months Ended October 31, 2017	For the Six Months Ended October 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/loss for the period	$1,092	$(3,309)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Accrued expenses	(1,270)	(3,213)
Prepaid expenses	(10,814)	–
CASH FLOWS USED IN OPERATING ACTIVITIES	$(10,993)	$(6,522)
CASH FLOWS FROM FINANCING ACTIVITIES

Loans from director	–	3,522
Director loan repayment	(900)	–
Proceeds from common stock subscription	23,800	3,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	$22,900	$6,522

Net Cash Increase for Period	$11,908	$–

Cash at the beginning of Period	88	–
Cash at end of Period	$11,996	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes to the financial statements.

BOXXY INC.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2017

(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Boxxy Inc. (the “Company”) was incorporated in Nevada on April 19, 2016. We are a development stage company that intends to develop an online beauty sample subscription service. We will mail this box once per month. Generally, subscriber will receive the box with 6-8 samples and 1-2 bonus items. This samples maybe cosmetics, hair care, body care, face care, fragrances, nail polish, skin care, bath and body, treatments products, etc. We are not going to pay for the samples we are getting from our supplier partners. Also we plan to derive revenue from selling full sized suppliers beauty products via our website. Additionally, we plan to wholesale our beauty boxes to different organizations and companies.

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

A summary of the changes to the financial statements originally reported is as follows:

	Originally
	Reported		Adjustment	Restated
Current assets
Cash	$–	(a)	88		$88
Prepaid Expense	160				160
Total Current Assets	160		88		248
Total Assets	160		88		248
Liabilities
Current Liabilities
Accrued Expense	3,500
Loan from director	11,419	(a)	100		11,519
Total Liabilities	14,419		100		14,519
Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 3,000,000 shares issued and outstanding, respectively;	3,000
Additional paid-in capital	–
Subscription receivables	–
Accumulated deficit	(17,759)	(a)	(12)		(17,771)
Total Stockholders' Deficit	(14,759)		(12)
Total Liabilities and Stockholders’ Deficit	$160		88		$248

Revenues	$–				$–
Operating Expenses	12,992	(a)	12
Total Operating Expenses	12,992		12
Net loss from operations	(12,992)		(12)
Provision for income taxes	–
Net Loss	$(12,992)		(12)	$

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

Recently Issued Accounting Pronouncements

In October 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The ASU requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively, the set) is not a business. To be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs. The standard also narrows the definition of outputs. The definition of a business affects areas of accounting such as acquisitions, disposals and goodwill. Under the new guidance, fewer acquired sets are expected to be considered businesses. This ASU is effective October 1, 2018 on a prospective basis with early adoption permitted. The Company would apply this guidance to applicable transactions after the adoption date.

In October 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This ASU is effective prospectively to impairment tests beginning October 1, 2020, with early adoption permitted. The Company would apply this guidance to applicable impairment tests after the adoption date.

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

As reflected in the financial statements, the Company had an accumulated deficit of $16,679 and working capital of $10,121 at October 31, 2017.

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

NOTE 5 – LOAN FROM DIRECTOR

As of October 31, 2017, the director of the Company has loaned $10,619 to the Company to pay for the Company’s expenses. The amounts are unsecured, non-interest bearing and due on demand.

NOTE 6 – STOCKHOLDER’S EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

At April 30, 2016, the Company issued 3,000,000 shares of common stock to a director for subscription of $3,000 at $0.001 per share, the subscription was received in May 2016.

From May 2017 to October 31, 2017, the Company issued 600,000 common shares at $0.02 per share for a total price of $12,000.

In August and September 2017, the Company issued 590,000 common shares at $0.02 per share for a total price of $11,800.

As of October 31, 2017, the Company had 4,190,000 shares issued and outstanding.

NOTE 7 - INCOME TAXES

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate of 34% for the period ended as follows:

	October 31,	April 30,
	2017	2017
Tax benefit (expenses) at U.S. statutory rate	$(371)	$4,342
Change in valuation allowance	371	(4,342)
Tax benefit (expenses), net	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	At October 31,	At April 30,
	2017	2017
Net operating loss	$5,671	$4,342
Valuation allowance	(5,671)	(4,342)
Deferred tax assets, net	$–	$–

The Company has accumulated approximately $16,679 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which begin to expire in fiscal 2036. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 8 - COMMITMENT & CONTINGENCIES

The Company does not own or lease any real or personal property and does not have any capital commitments.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through December 11, 2017 and the date that these financial statements were available to be issued. There have been no events that would require adjustment to or disclose in the financial statements.

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

Three Months Periods Ended October 31, 2017 and 2016

During the three months periods ended October 31, 2017 and 2016, we did not generated any revenue.

Operating expenses were $3,907 and $1,287 for the three months ended period ended October 31, 2017 and 2016 which consisted of professional fees and bank charges.

Our net income/(loss) for the three months periods ended October 31, 2017 and 2016 were $3,907 and $(1,287).

Six Months Periods Ended October 31, 2017 and 2016

During the six months period ended October 31, 2017 and 2016, we have generated $7,053 and $nil in revenue, respectively.

Operating expenses were $5,961 and $3,309 for the six months ended period ended October 31, 2017 and 2016 which consisted of professional fees and bank charges.

Our net income/(loss) for the six months periods ended October 31, 2017 and 2016 were $1,092 and $(3,309).

Liquidity and Capital Resources

Six Months Period Ended October 31, 2017 and 2016

As at October 31, 2017, our total assets were $22,969. As at October 31, 2017, our current liabilities were $12,848 consisting of director loan of 10,619 and accrued expenses and accounts payable $2,229 with Stockholders’ equity was $10,121 as of October 31, 2017. Working capital was $10,121 as at October 31, 2017.

Cash Flows from Operating Activities

We have generated negative cash flows from operating activities. For the six months period ended October 31, 2017, net cash flows used in operating activities was $(10,993). For the six months period ended October 31, 2016, net cash flows used in operating activities was $(6,522). Cash used in operating activities resulted from prepayments to vendor.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the periods six months ended October 31, 2017 and 2016.

Cash Flows from Financing Activities

For the six months period ended October 31, 2017, net cash flows provided by financing activities was $22,900 consisting of proceeds from common stock subscription $23,800 and director loan repayment of (900).

For the six months period ended October 31, 2016, net cash flows provided by financing activities was $6,522 consisting of director loan $3,522 and proceeds from common stock subscription $3,000.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended October 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Boxxy Inc.
Dated: December 15, 2017	By: /s/ Andrejs Bekess
Andrejs Bekess, President and Chief Executive Officer and Chief Financial Officer

