Form 10-Q/A
period 2017-07-31
Boxxy Inc.
filed 2018-02-07
CIK 1680689

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

Form 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) is being filed with the Securities and Exchange Commission to solely amend the cover page to indicate that the company is a shell company. Except for the foregoing, this Amended Report does not update or discuss any other Company developments after the date of the Original 10-Q as filed on September 19, 2017.

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

Boxxy Inc.

Dated: February 7, 2018	By:	/s/ Andreis Bekess
Andreis Bekess President and Chief Executive Officer and Chief Financial Officer

