Form 10-Q
period 2018-01-31
Boxxy Inc.
filed 2018-03-19
CIK 1680689

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑
Emerging growth company	☐

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

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[_] No[ X ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 31, 2018
Common Stock: $0.001	4,190,000

BOXXY INC.

BALANCE SHEETS

ASSETS	January, 2018 (Unaudited)	April 30, 2017 (Audited)
Current Assets
Cash	$7,809	$88
Prepaid Expense	10,974	160
Total Current Assets	18,783	248
Total Assets	$18,783	$248

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	1,500	3,500
Loan from director	10,619	11,519
Total Current Liabilities	12,119	15,019
Total Liabilities	12,119	15,019

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 4,190,000 and 3,000,000 shares issued and outstanding respectively;	4,190	3,000
Additional paid in capital	22,610	–

Accumulated deficit	(20,136)	(17,771)
Total Stockholders’ Equity	6,664	(14,771)

Total Liabilities and Stockholders’ Deficit	$18,783	$248

See accompanying notes to the financial statements.

BOXXY INC.

STATEMENT OF OPERATION

(Unaudited)

	For the Three Months Ended January 31, 2018	For the Three Months Ended January 31, 2017	For the Nine Months Ended January 31, 2018	For the Nine Months Ended January 31, 2017

REVENUES	$15,264	$–	$22,317	$–

OPERATING EXPENSES	20,951	4,213	24,682	7,522

TOTAL OPERATING EXPENSES	(20,951)	(4,213)	(24,682)	(7,522)

NET LOSS FROM OPERATIONS	(5,587)	(4,213)	(2,365)	(7,522)

PROVISION FOR INCOME TAXES	–	–	–	–

NET INCOME/ LOSS	$(5,587)	$(4,213)	$(2,365)	$(7,522)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,397,826	3,000,000	3,000,000	3,000,000

See accompanying notes to the financial statements.

BOXXY INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended January 31, 2018	For the Nine Months Ended January 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/loss for the period	$(2,365)	$(7,522)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Accrued expenses	(2,000)	(2,000)
Prepaid expenses	(10,814)
CASH FLOWS USED IN OPERATING ACTIVITIES	$(15,179)	$(9,522)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from director	–	6,522
Director loan repayment	(900)
Proceeds from common stock subscription	23,800	3,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	$22,900	$9,522

Net Cash Increase for Period	$7,721	$–
Cash at the beginning of Period	88	–
Cash at end of Period	$7,809	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes to the financial statements.

BOXXY INC.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2018

(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Boxxy Inc. (the “Company”) was incorporated in Nevada on April 19, 2017. We are a development stage company that intends to develop an online beauty sample subscription service. We will mail this box once per month. Generally, subscriber will receive the box with 6-8 samples and 1-2 bonus items. This samples maybe cosmetics, hair care, body care, face care, fragrances, nail polish, skin care, bath and body, treatments products, etc. We are not going to pay for the samples we are getting from our supplier partners.

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

A summary of the changes to the financial statements originally reported is as follows:

	Originally Reported	Adjustment	Restated
Current assets
Cash	$–	88	$88
Prepaid Expense	160	160
Total Current Assets	160	88	248
Total Assets	160	88	248
Liabilities
Current Liabilities
Accrued Expense	3,500
Loan from director	11,419	100	11,519
Total Liabilities	14,419	100	14,519
Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 3,000,000 shares issued and outstanding, respectively;	3,000
Additional paid-in capital	–
Subscription receivables	–
Accumulated deficit	(17,759)	(12)	(17,771)
Total Stockholders' Deficit	(14,759)	(12)
Total Liabilities and Stockholders’ Deficit	$160	88	$248

Revenues	$–	$
Operating Expenses	12,992	12
Total Operating Expenses	12,992	12
Net loss from operations	(12,992)	(12)
Provision for income taxes	–
Net Loss	$(12,992)	(12)

______________________

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

As reflected in the financial statements, the Company had an accumulated deficit of $20,136 and working capital of $6,664 at January 31, 2018.

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

NOTE 5 – LOAN FROM DIRECTOR

As of January 31, 2018, the director of the Company has loaned $10,619 to the Company to pay for the Company’s expenses. The amounts are unsecured, non-interest bearing and due on demand.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

At April 30, 2017, the Company issued 3,000,000 shares of common stock to a director for subscription of $3,000 at $0.001 per share, the subscription was received in May 2017.

From May 2017 to January 31, 2018, the Company issued 600,000 common shares at $0.02 per share for a total price of $12,000.

In August and September 2017, the Company issued 590,000 common shares at $0.02 per share for a total price of 11,800.

As of January 31, 2018, the Company had 4,190,000 shares issued and outstanding.

NOTE 7 - INCOME TAXES

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate of 34% for the period ended as follows:

	January 31,	April 30,
	2017	2017
Tax benefit (expenses) at U.S. statutory rate	$1,424	$4,342
Change in valuation allowance	(1,424)	(4,342)
Tax benefit (expenses), net	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	At January,	At April 30,
	2017	2017
Net operating loss	$6,336	$4,342
Valuation allowance	(6,336)	(4,342)
Deferred tax assets, net	$–	$–

The Company has accumulated approximately $20,136 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which begin to expire in fiscal 2036. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 8 - COMMITMENT & CONTINGENCIES

The Company does not own or lease any real or personal property and does not have any capital commitments.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 13, 2018 and the date that these financial statements were available to be issued. There have been no events that would require adjustment to or disclose in the financial statements.

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

Three Months Periods Ended January 31, 2018 and 2017

During the three months periods ended January 31, 2018 we have generated $22,317 in Agent Commission. During the three months period ended January 31, 2017 we have not generated any revenue.

Our net income/(loss) for the three months periods ended January 31, 2018 and 2017 were $(5,587) and $(4,213).

Nine Months Periods Ended January 31, 2018 and 2017

During the nine months period ended January 31, 2018, we have generated $7,053 in revenue. During the nine months period ended January, 2017, we have not generated any revenue.

Our net income/(loss) for the nine months periods ended January 31, 2018 and 2017 were $(2,365) and $(7,522).

Liquidity and Capital Resources

Three Months Period Ended January 31, 2018

As at January 31, 2018, our total assets were $18,783. As at January 31, 2018, our current liabilities were $10,619 consisting of director loan of 10,619 with Stockholders’ equity was $6,664 as of January 31, 2018.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months period ended January 31, 2018, net cash flows used in operating activities was $(15,179). For the nine months period ended January 31, 2017, net cash flows used in operating activities was $(9,522).

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the periods nine months ended January 31, 2018 and 2017.

Cash Flows from Financing Activities

For the nine months period ended January 31, 2018, net cash flows used in financing activities was $22,900 consisting of proceeds from common stock subscription $23,800 and director loan repayment of (900).

For the nine months period ended January, 2017, net cash flows used in financing activities was $9,522 consisting of director loan $6,522 and proceeds from common stock subscription $3,000.

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

Going Concern

The independent auditors' review report accompanying our April 30, 2017 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended January 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Boxxy Inc.

Dated: March 19, 2018	By: /s/ Andrejs Bekess
Andrejs Bekess, President and Chief Executive Officer and Chief Financial Officer

