Form 10-Q/A
period 2018-01-31
Boxxy Inc.
filed 2018-04-10
CIK 1680689

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q /A

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

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended January 31, 2018, which was filed with the Securities and Exchange Commission on March 19, 2018 (the “Original Filing). This Amendment No. 1 is being filed to amend the financial statements and notes thereto as presented in the Original Filing. We are also amending our Results of Operations as presented in the Original Filing.

BOXXY INC.

BALANCE SHEETS

	January, 2018 (Unaudited)	April 30, 2017 (Audited) (Restated)
ASSETS
Current Assets
Cash	$7,809	$88
Prepaid Expense	10,974	160
Total Current Assets	18,783	248

Total Assets	$18,783	$248

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$2,057	$3,500
Loan from director	10,619	11,519
Total Current Liabilities	12,676	15,019

Total Liabilities	12,676	15,019

Commitments & Contingencies	–	–

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 4,190,000 and 3,000,000 shares issued and outstanding respectively;	4,190	3,000
Additional paid in capital	22,610	–

Accumulated deficit	(20,693)	(17,771)
Total Stockholders’ Equity	6,107	(14,771)

Total Liabilities and Stockholders’ Deficit	$18,783	$248

See accompanying notes to the financial statements.

BOXXY INC.

STATEMENT OF OPERATION

(Unaudited)

	For the Three Months Ended January 31, 2018	For the Three Months Ended January 31, 2017	For the Nine Months Ended January 31, 2018	For the Nine Months Ended January 31, 2017

REVENUES	$15,264	$–	$22,317	$–

OPERATING EXPENSES	19,278	4,213	25,239	7,522

TOTAL OPERATING EXPENSES	19,278	4,213	25,239	7,522

NET LOSS FROM OPERATIONS	(4,014)	(4,213)	(2,922)	(7,522)

PROVISION FOR INCOME TAXES	–	–	–	–

NET INCOME/ LOSS	$(4,014)	$(4,213)	$(2,922)	$(7,522)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,190,000	3,000,000	3,894,094	3,000,000

See accompanying notes to the financial statements.

BOXXY INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended January 31, 2018	For the Nine Months Ended January 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/loss for the period	$(2,922)	$(7,522)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Accrued expenses	(1,443)	(2,000)
Prepaid expenses	(10,814)	–
CASH FLOWS USED IN OPERATING ACTIVITIES	(15,179)	(9,522)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans from director	–	6,522
Director loan repayment	(900)
Proceeds from common stock subscription	23,800	3,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	22,900	9,522

Net Cash Increase for Period	7,721	–

Cash at the beginning of Period	88	–
Cash at end of Period	$7,809	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

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

A summary of the changes to the financial statements originally reported is as follows:

	Originally
	Reported		Adjustment	Restated

Current assets
Cash	$–	(a)	88	$88
Prepaid Expense	160		–	160
Total Current Assets	160		88	248
Total Assets	160		88	248
Liabilities
Current Liabilities
Accrued Expense	3,500		–	–
Loan from director	11,419	(a)	100	11,519
Total Liabilities	14,419		100	14,519
Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 3,000,000 shares issued and outstanding, respectively;	3,000		–	–
Additional paid-in capital	–		–	–
Subscription receivables	–		–	–
Accumulated deficit	(17,759)	(a)	(12)	(17,771)
Total Stockholders' Deficit	(14,759)		(12)
Total Liabilities and Stockholders’ Deficit	$160		88	$248

Revenues	$–		–	$–
Operating Expenses	12,992	(a)	12	13,004
Total Operating Expenses	12,992		12	13,004
Net loss from operations	(12,992)		(12)	(13,004)
Provision for income taxes	–
Net Loss	$(12,992)		(12)	$(13,004)

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Codification. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2017. The Company adopted the guidance effective January 1, 2018. The guidance does not apply to revenues associated with financial instruments, including loans and securities that are accounted for under U.S. GAAP. Service charges on deposit accounts are within the scope of the guidance; however, current revenue recognition practices will not change under the guidance, as deposit agreements are considered day-to-day contracts. Other noninterest income sources of revenue are considered immaterial. Implementation of the guidance will not change current business practices or internal controls for financial reporting. The Company has assessed the impact that this guidance will have on its financial statements and does not expect the guidance to have a material impact on the Company's financial statements.

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

As reflected in the financial statements, the Company had an accumulated deficit of $20,693 and working capital deficit of $4,867 at January 31, 2018.

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

As of January 31, 2018, the Company had 4,190,000 shares issued and outstanding.

NOTE 7 - INCOME TAXES

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate of 34% for the period ended as follows:

	January,	April 30,
	2018	2017
Tax benefit (expenses) at U.S. statutory rate	$7,036	$6,042
Change in valuation allowance	(7,036)	(6,042)
Tax benefit (expenses), net	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	January,	April 30,
	2018	2017
Net operating loss	$994	$4,421
Valuation allowance	(994)	(4,421)
Deferred tax assets, net	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	January,	April 30,
	2018	2017
Balance-Beginning	$6,042	$1,621
Increase/(Decrease) in Valuation allowance	994	4,401
Balance-Ending	$7,036	$6,042

The Company has accumulated approximately $20,693 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which begin to expire in fiscal 2036. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 8 - COMMITMENT & CONTINGENCIES

The Company does not own or lease any real or personal property and does not have any capital commitments.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 15, 2018 and the date that these financial statements were available to be issued. There have been no events that would require adjustment to or disclose in the financial statements.

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

Three Months Periods Ended January 31, 2018 and 2017

During the three months periods ended January 31, 2018 we have generated $15,264 revenues as Agent Commission. During the three months period ended January 31, 2017 we have not generated any revenue.

Operating expenses

For the three months periods ended January 31, 2018 and 2017 were $19,278 and $4,213, respectively. Operating expenses consist of mainly professional fees. Operating expense increased $15,065 or 358.6% resulted from increased fees related to going public.

Our net loss for the three months periods ended January 31, 2018 and 2017 were $4,014 and $4,213.

Nine Months Periods Ended January 31, 2018 and 2017

During the nine months period ended January 31, 2018, we have generated $22,317 revenues as Agent Commission. During the nine months period ended January 31, 2017, we have not generated any revenue.

Operating expenses

For the nine months periods ended January 31, 2018 and 2017 were $25,239 and $7,522, respectively. Operating expenses consist of mainly professional fees Operating expense increased $17,717 or 235.5% because resulted from increased fees related to going public..

Our net loss for the nine months periods ended January 31, 2018 and 2017 were $2,922 and $7,522.

Liquidity and Capital Resources

As at and for the Nine Months Period Ended January 31, 2018

As at January 31, 2018, our total assets were $18,783. As at January 31, 2018, our current liabilities were $12,676 consisting of director loan of 10,619 with Stockholders’ equity was $8,164 as of January 31, 2018. Our working capital was $6,107 at January 31, 2018 and working capital deficit was$14,771 at April 30, 2017, respectively.

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

Cash Flows from Financing Activities

For the nine months period ended January 31, 2018, net cash flows provided by financing activities was $22,900 consisting of proceeds from common stock subscription $23,800 and director loan repayment of (900).

For the nine months period ended January, 2017, net cash flows provided by financing activities was $9,522 consisting of director loan $6,522 and proceeds from common stock subscription $3,000.

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

Boxxy Inc.

Dated: April 10, 2018	By: /s/ Andrejs Bekess
Andrejs Bekess, President and Chief Executive Officer and Chief Financial Officer

