Form 10-K
period 2018-04-30
Boxxy Inc.
filed 2018-08-13
CIK 1680689

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-K

Mark One

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No[_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
Emerging growth company	[_]

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 30, 2018
Common Stock: $0.001	4,190,000

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

GENERAL

We were incorporated in the State of Nevada on April 16, 2017. We intend to engage in the business of selling beauty sample subscriptions. We intend to implement a monthly subscription (approximately $15 with free shipping) for a box full of beauty samples. This samples will be cosmetics, hair care, body care, face care, fragrances, nail polish, skin care, bath and body, treatments products, and other similar items. We will mail this box to subscribers once per month. These samples will range from actual beauty products to protein bars. This box will include cosmetics, nail polish, skin care, bath and body treatments products and other similar items that will vary from month to month.

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

We are currently earning commission by acting as an agent between the buyer and seller. We refer customers who has contacted us on our website to the sellers and receive a commission from the seller based on the products sold to these customers.

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

As of April 30, 2018, no shares of our common stock have traded.

Number of Holders

As of April 30, 2018, the 4,190,000 issued and outstanding shares of common stock were held by a total of 31 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended April 30, 2018 and 2017. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

FISCAL YEAR ENDED APRIL 30, 2018 COMPARED TO FISCAL YEAR ENDED APRIL 30, 2017.

During fiscal year ended April 30, 2018 the Company generated $22,317 in Agent commissions and during fiscal year ended April 30, 2017, the Company did not generate any revenue.

Expenses incurred was $28,393 during fiscal year ended April 30, 2018 compared to $13,004 during fiscal year ended April 30, 2017. The increase in expenses primarily due to the increased scale and scope of business operations.  Professional fees generally include legal fees, auditor and accounting expenses. The Company also received a penalty from the IRS for late filing of tax returns.

Our net loss for the fiscal year ended April 30, 2018 was $28,393 compared to a net loss of $13,004 during the fiscal year ended April 30, 2017.

The number of shares outstanding was 4,190,000 and 3,000,000 for the fiscal year ended April 30, 2018 and 2017.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED APRIL 30, 2018 and 2017

As of April 30, 2018, our total assets were $12,308 consisting of cash and cash equivalents $1,494 and prepaid expenses of 10,814, and our total liabilities were $31,672 comprised of advances from stockholder $13,546, accounts payable $504, third party loan payable of $6,573 and accrued expenses $13,976. Our working capital deficit was $12,791 at April 30, 2018.

As of April 30, 2017, our total assets were $248 comprised of cash and cash equivalents $88 and prepaid expenses of $160, and our total liabilities were $15,019 consisted of advances from stockholder of $11,519 and accrued expenses of $4,452. Stockholders’ deficit increased to $(19,364) as of April 30, 2018 from $(14,771) as of April 30, 2017. Our working capital deficit was $14,771 at April 30, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the fiscal year ended April 30, 2018, net cash flows used in operating activities was ($28,067). Cash flows from operating activities for the fiscal year ended April 30, 2017 was $(13,164).

Cash Flows from Investing Activities

We have not generated cash flow from investing activities for the years ended April 30, 2018 and 2017.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended April 30, 2018, net cash provided by financing activities was $29,473 consisting of, director loan repayment of $900, proceeds from third party loan of $6,573, and issuance of common stock of $23,800. For the fiscal year ended April 30, 2017, net cash from financing activities was $13,252 consisting of proceeds from director loan of $10,252 and $3,000 proceeds from issuance of common stock.

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

GOING CONCERN

The independent auditors' report accompanying our April 30, 2018 and April 30, 2017 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

BOXXY INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of Boxxy Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Boxxy Inc. (the Company) as of April 30, 2018 and 2017, and the related statements of operations, stockholders’ equity, and cash flows for the each of the years in the two-years period then ended April 30, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-years period ended April 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company had incurred substantial losses during the year, and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 4. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Jimmy P. Lee, CPA P.C.

Jimmy P. Lee, CPA P.C.

Flushing, New York

August 13, 2018

We have served as the Company’s auditor since May 12, 2016

BOXXY INC.

BALANCE SHEETS

ASSETS	April 30, 2018	April 30, 2017
		(Restated)
Current Assets
Cash	$1,494	$88
Prepaid Expense	10,814	160
Total Current Assets	12,308	248

Total Assets	$12,308	$248

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$13,976	$3,500
Accounts payable	504	–
Director loan	10,619	11,519
Total Current Liabilities	25,099	15,019
Loan Payable	6,573	–
Total Liabilities	31,672	15,019

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 4,190,000 and 3,000,000 shares issued and outstanding respectively;	4,190	3,000
Additional paid in capital	22,610	–
Subscription receivables	–	–
Accumulated deficit	(46,164)	(17,771)
Total Stockholders’ Deficit	(19,364)	(14,771)

Total Liabilities and Stockholders’ Deficit	$12,308	$248

See accompanying notes to the financial statements.

BOXXY INC.

STATEMENTS OF OPERATION

	For the Year ended April 30, 2018	For the Year ended April 30, 2017
		(Restated)

REVENUES	$22,317	$–

OPERATING EXPENSES	50,710	13,004

TOTAL OPERATING EXPENSES	50,710	13,004

NET LOSS FROM OPERATIONS	(28,393)	(13,004)

PROVISION FOR INCOME TAXES	–	–

NET LOSS	$(28,393)	$(13,004)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,965,632	3,000,000

See accompanying notes to the financial statements.

BOXXY INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Subscription Receivables	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity

Inception, April 2016	–	$–	$–	$–	$–	$–

Shares issued at $0.001 per share	3,000,000	3,000	–	(3,000)	–	–

Net loss for period	–	–	–		(4,767)	(4,767)

Balance, April 30, 2016	3,000,000	$3,000	$–	$(3,000)	$(4,767)	$(4,767)

Shares issued at $0.001 per share				3,000		3,000

Net loss for the period					(13,004)	(13,004)

Balance, April 30, 2017 (Restated)	3,000,000	$3,000	$–	$–	$(17,771)	$(14,771)

Shares issued at $0.01 per share	1,190,000	1,190	22,610			23,800

Net loss for the period					(28,393)	(28,393)

Balance, April 30, 2018	4,190,000	$4,190	$22,610	$–	$(46,164)	$(19,364)

See accompanying notes to the financial statements.

BOXXY INC.

STATEMENTS OF CASH FLOWS

	For the Year ended April 30, 2018	For the Year ended April 30, 2017
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(28,393)	$(13,004)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Accrued expenses	10,476	–
Accounts payable	504	–
Prepaid Expense	(10,654)	(160)
CASH FLOWS USED IN OPERATING ACTIVITIES	$(28,067)	$(13,164)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from (Repayment to) director advances	(900)	10,252
Capital stock issuance	23,800	–
Proceeds from borrowing	6,573	–
Subscription Receivables	–	3,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	$29,473	$13,252

Net Cash Increase for Period	$1,406	$88
Cash at the beginning of Period	88	–
Cash at end of Period	$1,494	$88

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes to the financial statements.

BOXXY INC.

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2018 and 2017

NOTE 1 – ORGANIZATION AND OPERATIONS

Boxxy Inc. (the “Company”) was incorporated in Nevada on April 19, 2017. We are a development stage company that intends to develop an online beauty sample subscription service. We will mail this box once per month. Generally, subscriber will receive the box with 6-8 samples and 1-2 bonus items. This samples maybe cosmetics, hair care, body care, face care, fragrances, nail polish, skin care, bath and body, treatments products, etc. We are not going to pay for the samples we are getting from our supplier partners. The Company may also earn a commission by acting as an agent between the buyer and seller for the customers referred to the seller from our website.

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

A summary of the changes to the financial statements originally reported is as follows:

	Originally
	Reported		Adjustment	Restated

Current assets
Cash	$–	(a)	88	$88
Prepaid Expense	160		–	160
Total Current Assets	160		88	248
Total Assets	160		88	248
Liabilities
Current Liabilities
Accrued Expense	4,452		–	–
Loan from director	11,419	(a)	100	11,519
Total Liabilities	14,419		100	14,519
Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 3,000,000 shares issued and outstanding, respectively;	3,000		–	–
Additional paid-in capital	–		–	–
Subscription receivables	–		–	–
Accumulated deficit	(17,759)	(a)	(12)	(17,771)
Total Stockholders' Deficit	(14,759)		(12)
Total Liabilities and Stockholders’ Deficit	$160		88	$248

Revenues	$–		–	$–
Operating Expenses	12,992	(a)	12	13,004
Total Operating Expenses	12,992		12	13,004
Net loss from operations	(12,992)		(12)	(13,004)
Provision for income taxes	–
Net Loss	$(12,992)		(12)	$(13,004)

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

Revenue Recognition

In 2014, the FASB issued guidance on revenue recognition (“ASC 606”), with final amendments issued in 2016. The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients. The Company has concluded that the new guidance did not require any significant change to its revenue recognition processes.

The Company’s online beauty sample subscription services are considered to be one performance obligation; therefore, revenue is recognized when services have been provided as each performance obligation is satisfied.

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

Recently Issued Accounting Pronouncements

In October 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The ASU requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively, the set) is not a business. To be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs. The standard also narrows the definition of outputs. The definition of a business affects areas of accounting such as acquisitions, disposals and goodwill. Under the new guidance, fewer acquired sets are expected to be considered businesses. This ASU is effective October 1, 2018 on a prospective basis with early adoption permitted. The adoption of this ASU did not have a material impact to the Company’s financial statements.

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

As reflected in the financial statements, the Company had an accumulated deficit of $46,164 and working capital deficit of $12,791 at April 30, 2018.

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

NOTE 5 – LOAN FROM DIRECTOR

The Company has received capital from the director of the Company to pay for the Company expenses that are unsecured, non-interest bearing and due on demand. The outstanding amounts were $10,619 and $ 11,519 as of April 30, 2018 and 2017 respectively.

NOTE 6 – LOAN PAYABLE

The Company has outstanding loan payable of $6,573 and $nil as of April 30, 2018 and 2017, respectively. The amounts are unsecured with a maturity date of April 15, 2020 and annual interest rate of 6%. Interest expenses were $nil and $nil for the years ended April 30, 2018 and 2017.

NOTE 7 – STOCKHOLDER’S EQUITY

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

As of April 30, 2018, the Company had 4,190,000 shares issued and outstanding.

NOTE 8 - INCOME TAXES

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate of 21% and 34% for the period ended April 30 as follows:

	April 30,	April 30,
	2018	2017
Tax benefit (expenses) at U.S. statutory rate	$3,863	$6,042
Change in valuation allowance	(3,863)	(6,042)
Tax benefit (expenses), net	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets as of April 30 are as follows:

	April 30,	April 30,
	2018	2017
Net operating loss	$9,905	$4,401
Valuation allowance	(9,905)	(4,401)
Deferred tax assets, net	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	April 30,	April 30,
	2018	2017
Balance-Beginning	$6,042	$1,621
Increase/(Decrease) in Valuation allowance	3,863	4,401
Balance-Ending	$9,905	$6,042

The Company has accumulated approximately $36,164 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which begin to expire in fiscal 2036. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 9 - COMMITMENT & CONTINGENCIES

The Company does not own or lease any real or personal property and does not have any capital commitments.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 8, 2018 and the date that these financial statements were available to be issued. There have been no events that would require adjustment to or disclose in the financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2018 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of April 30, 2018, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at April 30, 2018, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2018 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of April 30, 2018, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position
Andrejs Bekess	32	President, Treasurer, Secretary and Director
Wattova 10		(Principal Executive, Financial and Accounting Officer)
Ostrava 70200
Czech Republic

Biographical Information and Background of officer and director

Andejs Bekess has been our President, Secretary, Treasurer and sole Director since our incorporation on April 19, 2017. Prior, from May 2011 till January 2017, Mr. Bekess was the Chief Technical Officer at Latvian different e-commerce startup VOTO in Riga, Latvia. His responsibilities were research e-commerce trend and markets, developing web platform. He was responsible for website and client support service through the internet including invoicing, discounts and claims. He graduated from Riga Technical University in 2006 with a bachelor degree in Information Technology. From 2005 to 2010, Andejs Bekess worked as senior developer for e-commerce projects “ELKOR”, “ELKO” in Riga, Latvia. His responsibilities were managing Internet shop, CRM software and technical support activities and processes. He devotes approximately 20% of his time to our affairs.

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

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on April 19, 2017 until April 30, 2018.

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Andrejs Bekess	2018	0	0	0	0	0	0	0	0
President	2017	0	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0	0
Treasurer	2017	0	0	0	0	0	0	0	0

SUMMARY COMPENSATION TABLE

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of April 30, 2018, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of April 30, 2018 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Andrejs Bekess Wattova 10 Ostrava 70200 Czech Republic	3,000,000 shares of common stock (direct)	72%

The percent of class is based on 4,190,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended April 30, 2018, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended April 30, 2018, we incurred approximately $6,500 for the year ended April 30, 2018 and $4,452 for the period ended April 30, 2017 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements.

PART IV

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

BOXXY INC.
Dated: August 13, 2018	By: /s/ Andrejs Bekess
Andrejs Bekess, President and Chief Executive Officer and Chief Financial Officer

