Form 10-Q
period 2018-07-31
Boxxy Inc.
filed 2018-09-14
CIK 1680689

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 31, 2018
Common Stock: $0.001	4,190,000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BOXXY INC.

BALANCE SHEETS

	July 31, 2018 (Unaudited)	April 30, 2018 (Audited)
ASSETS
Current Assets
Cash	$148	$1,494
Prepaid Expense	11,464	10,814
Total Current Assets	11,611	12,308

Total Assets	$11,611	$12,308

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$12,476	$13,976
Accounts payable	504	504
Interest payable	126	–
Loan from director	10,619	10,619
Total Current Liabilities	23,725	25,099
Loan payable	10,709	6,573
Total Liabilities	34,434	31,672

Commitments & Contingencies	–	–

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 4,190,000 shares issued and outstanding	4,190	4,190
Additional paid in capital	22,610	22,610
Accumulated deficit	(49,622)	(46,164)
Total Stockholders’ Equity	(22,822)	(19,364)

Total Liabilities and Stockholders’ Deficit	$11,611	$12,308

See accompanying notes to the financial statements.

BOXXY INC.

STATEMENT OF OPERATION

(Unaudited)

	For the Three Months Ended July 31, 2018	For the Three Months Ended July 31, 2017

REVENUES	$–	$7,053

OPERATING EXPENSES	3,332	2,054

TOTAL OPERATING EXPENSES	3,332	2,054

OTHER EXPENSES
Interest Expenses	(126)	–
TOTAL OTHER EXPENSES	(126)	–

NET INCOME (LOSS) FROM OPERATIONS	(3,458)	4,999

PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS)	$(3,458)	$4,999

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,190,000	3,397,826

See accompanying notes to the financial statements.

BOXXY INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months Ended July 31, 2018	For the Three Months Ended July 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/loss for the period	$(3,458)	$(4,999)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Accrued expenses	(1,500)	(2,000)
Interest payable	126	–
Prepaid expense	(650)	(5,814)
CASH FLOWS USED IN OPERATING ACTIVITIES	(5,482)	(2,815)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing	4,136	–
Proceeds from issuance of common stock	–	12,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,136	12,000

Net Cash Increase for Period	(1,346)	9,185

Cash at the beginning of Period	1,494	88
Cash at end of Period	$148	$9,273

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes to the financial statements.

BOXXY INC.

NOTES TO THE FINANCIAL STATEMENTS

July 31, 2018

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

These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended April 30, 2018, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim consolidated financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended April 30, 2018.

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

As reflected in the financial statements, the Company had an accumulated deficit of $49,622 and working capital deficit of $12,114 at July 31, 2018.

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

NOTE 5 – LOAN FROM DIRECTOR

The Company has received capital from the director of the Company to pay for the Company expenses that are unsecured, non-interest bearing and due on demand. The outstanding amounts were $10,619 and $10,619 as of July 31, 2018 and April 30, 2018, respectively.

NOTE 6 – LOAN PAYABLE

The Company has outstanding loans payable of $10,709 as of July 31, 2018 and $6,573 as of April 30, 2018, respectively. The loans payable are unsecured with annual interest rate of 6%. The maturity date for loan payable of $6,573 is April 15, 2020, and the maturity date for loan payable of $3,736 is July 19, 2020, respectively. Interest expenses were $126 for the period ended July 31, 2018 and $nil for the year ended April 30, 2018.

NOTE 7 – STOCKHOLDER’S EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

At April 30, 2017, the Company issued 3,000,000 shares of common stock to a director for subscription of $3,000 at $0.001 per share, the subscription was received in May 2017.

From May 2017 to July 31, 2018, the Company issued 600,000 common shares at $0.02 per share for a total price of $12,000.

In August and September 2017, the Company issued 590,000 common shares at $0.02 per share for a total price of 11,800.

As of July 31, 2018, the Company had 4,190,000 shares issued and outstanding.

NOTE 8 - INCOME TAXES

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate of 21% for the period ended as follows:

	July 31,	April 30,
	2018	2018
Tax benefit (expenses) at U.S. statutory rate	$726	$3,863
Change in valuation allowance	(726)	(3,863)
Tax benefit (expenses), net	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	July 31,	April 30,
	2018	2018
Net operating loss	$10,631	$9,905
Valuation allowance	(10,631)	(9,905)
Deferred tax assets, net	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	July 31,	April 30,
	2018	2018
Balance-Beginning	$9,905	$6,042
Increase/(Decrease) in Valuation allowance	726	3,863
Balance-Ending	$10,631	$9,905

The Company has accumulated approximately $49,622 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which begin to expire in fiscal 2036. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 9 - COMMITMENT & CONTINGENCIES

The Company does not own or lease any real or personal property and does not have any capital commitments.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through September 14, 2018 and the date that these financial statements were available to be issued. There have been no events that would require adjustment to or disclose in the financial statements.

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

Three Months Periods Ended July 31, 2018 and 2017

During the three months periods ended July 31, 2018 we have not generated any revenues. During the three months period ended July 31, 2017 we have generated $7,053 in revenue for Agent Commission.

Operating expenses

For the three months periods ended July 31, 2018 and 2017 were $3,458 and $2,054, respectively. Operating expenses consist of mainly professional fees.

Our net loss for the three months periods ended July 31, 2018 and 2017 were $3,458 and $4,987, respectively.

Liquidity and Capital Resources

As at July 31, 2018, our total assets were $11,611. As at July 31, 2018, our current liabilities were $23,725 consisting of director loan of 10,619, accounts payable of $504, interest payable of $126, and accrued expenses of $12,476. Our working capital deficit was $(12,114) at July 31, 2018 and working capital deficit was$ (12,791) at April 30, 2018, respectively.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months period ended July 31, 2018, net cash flows used in operating activities was $(5,482). For the three months period ended July 31, 2017, net cash flows used in operating activities was $(2,815).

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the periods three months ended July 31, 2018 and 2017.

Cash Flows from Financing Activities

For the three months period ended July 31, 2018, net cash flows provided by financing activities was $4,136 consisting of proceeds from borrowing of $4,136.

For the three months period ended July, 2017, net cash flows provided by financing activities was $12,000 consisting of proceeds from common stock subscription $12,000.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended July 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Boxxy Inc.

Dated: September 14, 2018	By: /s/ Andrejs Bekess
Andrejs Bekess, President and Chief Executive Officer and Chief Financial Officer

