Form 10-Q
period 2018-10-31
Boxxy Inc.
filed 2018-12-26
CIK 1680689

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 31, 2018
Common Stock: $0.001	4,190,000

BOXXY INC.

BALANCE SHEETS

	October 31, 2018 (Unaudited)	April 30, 2018 (Audited)
ASSETS
Current Assets
Cash	$-	$1,494
Prepaid Expense	11,464	10,814
Total Current Assets	11,464	12,308

Total Assets	$11,464	$12,308

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$12,476	$13,976
Accounts payable	504	504
Interest payable	323	-
Loan from director	10,471	10,619
Total Current Liabilities	23,774	25,099
Loan payable	13,309	6,573
Total Liabilities	37,083	31,672

Commitments & Contingencies	–	–

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 4,190,000 shares issued and outstanding respectively;	4,190	4,190
Additional paid in capital	22,610	22,610

Accumulated deficit	(52,419)	(46,164)
Total Stockholders’ Equity	(25,619)	(19,364)

Total Liabilities and Stockholders’ Deficit	$11,464	$12,308

See accompanying notes to the financial statements.

BOXXY INC.

STATEMENT OF OPERATION

(Unaudited)

	For the Three Months Ended October 31, 2018	For the Three Months Ended October 31, 2017	For the Six Months Ended October 31, 2018	For the Six Months Ended October 31, 2017

REVENUES	$ -	$ -	$ -	$ 7,053

OPERATING EXPENSES	2,600	3,907	5,932	5,961

TOTAL OPERATING EXPENSES	2,600	3,907	5,932	1,092

OTHER EXPENSES
Interest Expenses	(197)		(323)
TOTAL OTHER EXPENSES	(197)		(323)

NET LOSS FROM OPERATIONS	(2,797)	(3,907)	(6,255)	1,092

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME/ LOSS	$ (2,797)	$ (3,907)	$ (6,255)	$ 1,092

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,397,826	3,397,826	3,000,000	3,000,000

See accompanying notes to the financial statements.

 BOXXY INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six Months Ended October 31, 2018	For the Six Months Ended October 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/loss for the period	$(6,255)	$1,092
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Accrued expenses	(1,500)	(1,270)
Interest payable	323	-
Prepaid expense	(650)	(10,814)
CASH FLOWS USED IN OPERATING ACTIVITIES	(8,082)	(10,993)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing	6,736	-
Repayment to loan from director	(148)	(900)
Proceeds from issuance of common stock	-	23,800
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	6,588	22,900

Net Cash Increase (Decrease) for Period	(1,494)	11,908

Cash at the beginning of Period	1,494	88
Cash at end of Period	$-	$11,996

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes to the financial statements.

BOXXY INC.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2018

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

As reflected in the financial statements, the Company had an accumulated deficit of $52,519 and working capital deficit of $12,310 at October 31, 2018.

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

NOTE 5 – LOAN FROM DIRECTOR

The Company has received capital from the director of the Company to pay for the Company expenses that are unsecured, non-interest bearing and due on demand. The outstanding amounts were $10,471 and $10,619 as of October 31, 2018 and April 30, 2018, respectively.

NOTE 6 – LOAN PAYABLE

The Company has outstanding loans payable of $13,309 and $6,573 as of October 31, 2018 and April 30, 2018, respectively. The loans payables are unsecured with annual interest rate of 6% and maturity date of September 15, 2020 for $2,600, April 15, 2020 for $6,973 and July 19, 2020 for $3,736, respectively. Interest expenses were $323 for the six months ended October 31, 2018 and $nil for the year ended April 30, 2018.

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

As of October 31, 2018, the Company had 4,190,000 shares issued and outstanding.

NOTE 8 - INCOME TAXES

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate of 21% for the period ended as follows:

	October 31,	April 30,
	2018	2018
Tax benefit (expenses) at U.S. statutory rate	$1,314	$3,863
Change in valuation allowance	(1,314)	(3,863)
Tax benefit (expenses), net	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	October 31,	April 30,
	2018	2018
Net operating loss	$11,218	$9,905
Valuation allowance	(11,218)	(9,905)
Deferred tax assets, net	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	October 31,	April 30,
	2018	2018
Balance-Beginning	$9,905	$6,042
Increase/(Decrease) in Valuation allowance	1,314	3,863
Balance-Ending	$11,218	$9,905

The Company has accumulated approximately $52,419 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years. Such NOL carryover can only offset eighty percent (80%) of taxable income without regard to the new section 199A deduction. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 9 - COMMITMENT & CONTINGENCIES

The Company does not own or lease any real or personal property and does not have any capital commitments.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through December 20, 2018 and the date that these financial statements were available to be issued. There have been no events that would require adjustment to or disclose in the financial statements.

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

Three and Six Months Periods Ended October 31, 2018 and 2017

During the three and six months periods ended October 31, 2018 we have not generated any revenues.

During the three months period ended October 31, 2017 we have not generated any revenue.  During the six months period ended October 31, 2017 we have generated $7,053 in revenue from Agent Commission.

For the three months periods ended October 31, 2018 and 2017, operating expenses were $2,600 and $3,907, respectively.

For the six months periods ended October 31, 2018 and 2017, operating expenses were $5,932 and $5,961, respectively.

Operating expenses consisted of mainly professional fees.

The Company incurred interest expenses of $197 and $nil for the three months periods ended October 31, 2018 and 2017.

The Company incurred interest expenses of $323 and $nil for the ssix months periods ended October 31, 2018 and 2017.

Our net loss for the three months periods ended October 31, 2018 and 2017 were $2,797 and $3,907, respectively.

Our net loss for the six months periods ended October 31, 2018 and 2017 were $6,255 and $1,092, respectively.

 Liquidity and Capital Resources

 As at October 31, 2018, our total assets were $11,464. As at October 31, 2018, our current liabilities were $23,774 consisting of director loan of $10,471, accounts payable of $504, interest payable of $323, and accrued expenses of $12,476. Our working capital deficit was $(12,310) at October 31, 2018 and working capital deficit was$ (12,791) at April 30, 2018, respectively.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months period ended October 31, 2018, net cash flows used in operating activities was $(8,082). For the six months period ended October 31, 2017, net cash flows used in operating activities was $(10,993).

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the periods six months ended October 31, 2018 and 2017.

Cash Flows from Financing Activities

For the six months period ended October 31, 2018, net cash flows provided by financing activities was $6,588 consisting of proceeds from borrowings of $6,736 and director loan repayment of $148.

For the six months period ended October, 2017, net cash flows provided by financing activities was $22,900 consisting of proceeds from common stock subscription of $23,800 and director loan repayment of $900.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three and six-month period ended October 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
31.2
32.1
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

Boxxy Inc.

Dated: December 26, 2018	By: /s/ Andrejs Bekess
Andrejs Bekess, President and Chief Executive Officer and Chief Financial Officer

EXHIBIT 31.1

CERTIFICATION PURSUANT TO RULE 13a-14(a)/15d-14(a), AS ADOPTED

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Andrejs Bekess, certify that:

1.   I have reviewed this Quarterly Report on Form 10-Q of Boxxy, Inc.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.   The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.   The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: December 26, 2018

/s/ Andrejs Bekess
Andrejs Bekess
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

EXHIBIT 31.2

CERTIFICATION PURSUANT TO RULE 13a-14(a)/15d-14(a), AS ADOPTED

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Andrejs Bekess, certify that:

1.   I have reviewed this Quarterly Report on Form 10-Q of Boxxy, Inc.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.   The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.   The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: December 26, 2018

/s/ Andrejs Bekess
Andrejs Bekess
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Boxxy, Inc. (the “Registrant”) on Form 10-Q for the six months ended October 31, 2018 as filed with the Securities and Exchange Commission on the date hereof, I, Andrejs Bekess, Chief Executive Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Quarterly Report on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2. The information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Boxxy, Inc.

Dated: December 26, 2018	/s/ Andrejs Bekess
Andrejs Bekess
Chief Executive Officer and Chief Financial Officer