Form 10-Q
period 2019-01-31
Boxxy Inc.
filed 2019-03-18
CIK 1680689

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 31, 2019
Common Stock: $0.001	4,190,000

BOXXY INC.

BALANCE SHEETS

	January31, 2019 (Unaudited)	April 30, 2018 (Audited)
ASSETS
Current Assets
Cash	$-	$1,494
Prepaid Expense	650	10,814
Total Current Assets	650	12,308

Total Assets	$650	$12,308

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$12,476	$13,976
Loan from director	10,471	10,619
Accounts Payable	504	504
Interest payable	587	-
Short-term loans payable	4,050	6,573
Total Current Liabilities	28,088	31,672
Long-term loans payable	13,309	6,573
Total Liabilities	41,062	31,672

Commitments & Contingencies	–	–

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 4,190,000 and 3,000,000 shares issued and outstanding respectively;	4,190	4,190
Additional paid in capital	22,610	22,610

Accumulated deficit	(67,547)	(46,164)
Total Stockholders’ Equity	(40,747)	(19,364)

Total Liabilities and Stockholders’ Deficit	$650	$12,308

See accompanying notes to the financial statements.

BOXXY INC.

STATEMENT OF OPERATION

	For the Three Months Ended January 31, 2019	For the Three Months Ended January 31, 2018	For the Nine Months Ended January 31, 2019	For the Nine Months Ended January 31, 2018

REVENUES	$ -	$ 15,264	$ -	$ 22,317

OPERATING EXPENSES	14,864	19,278	20,796	25,239

TOTAL OPERATING EXPENSES	14,864	19,278	20,796	25,239

OPERATING LOSS		(4,014)	(20,796)	(2,922)

OTHER EXPENSES
Interest Expenses	(264)	-	(587)	-
TOTAL OTHER EXPENSES	(264)	-	(587)	-

NET LOSS FROM OPERATIONS	(15,128)	(4,014)	(21,383)	2,922

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME/ LOSS	$ (15,128)	$ (4,014)	$ (21,383)	$ 2,922

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,190,000	4,190,000	4,190,000	3,894,094

(Unaudited)

BOXXY INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended January 31, 2019	For the Nine Months Ended January 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/loss for the period	$(21,383)	$(2,922)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Write-off prepayments	10,814	-
Changes in assets and liabilities:
Interest payable	587	-
Accrued expenses	(1,500)	(1,443)
Prepaid expenses	(650)	(10,814)
CASH FLOWS USED IN OPERATING ACTIVITIES	(12,132)	(15,179)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loan	(148)	(900)
Proceeds from notes payables	10,786
Proceeds from stock issuance		23,800
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	10,638	22,900

Net Cash Increase for Period	(1,494)	7,721

Cash at the beginning of Period	1,494	88
Cash at end of Period	$-	$7,809

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes to the financial statements.

BOXXY INC.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2019

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

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued and their potential effect on our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's condensed financial statements.

NOTE 4 – GOING CONCERN

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $67,547 and working capital deficit of $27,438 at January 31, 2019.

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

NOTE 5 – LOAN FROM DIRECTOR

The Company has received capital from the director of the Company to pay for the Company expenses that are unsecured, non-interest bearing and due on demand. The outstanding amounts were $10,471 and $10,619 as of January 31, 2019 and April 30, 2018, respectively.

NOTE 6 – LOANS PAYABLE

The Company has outstanding short-term loans payable of $4,050 and $nil as of January 31, 2019 and April 30, 2018, respectively. The loans payables are unsecured with annual interest rate of 6% and maturity date of November 10, 2019 for $4,050, respectively.

The Company has outstanding long-term loans payable of $13,309 and $6,573 as of January 31, 2019 and April 30, 2018, respectively. The loans payables are unsecured with annual interest rate of 6% and maturity date of September 15, 2020 for $2,600, April 15, 2020 for $6,973 and July 19, 2020 for $3,736, respectively.

Interest expenses were $587 for the nine months ended Janaury 31, 2019 and $nil for the year ended April 30, 2018.

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

As of January 31,2019 the Company had the same amount 4,190,000 shares issued and outstanding.

NOTE 8 - INCOME TAXES

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate of 21% for the period ended as follows:

	January 31,	April 30,
	2019	2018
Tax benefit (expenses) at U.S. statutory rate	$4,490	$3,863
Change in valuation allowance	(4,490)	(3,863)
Tax benefit (expenses), net	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

January 31,	April 30,

	2019	2018
Net operating loss	$21,383	$9,905
Valuation allowance	(21,383)	(9,905)
Deferred tax assets, net	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	January 31,	April 30,
	2019	2018
Balance-Beginning	$9,905	$6,042
Increase/(Decrease) in Valuation allowance	4,490	3,863
Balance-Ending	$14,395	$9,905

The Company has accumulated approximately $57,547 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years. Such NOL carryover can only offset eighty percent (80%) of taxable income without regard to the new section 199A deduction. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 9 - COMMITMENT & CONTINGENCIES

The Company does not own or lease any real or personal property and does not have any capital commitments.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 11, 2019, and the date that these financial statements were available to be issued. There have been no events that would require adjustment to or disclose in the financial statements.

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

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three and Nine Months Periods Ended January 31, 2019 and 2018

During the three and nine months periods ended January 31, 2019 we have not generated any revenue.

During the three and nine months periods ended January 31, 2018 we have generated $15,264 and $22,317 of revenues, respectively.

For the three months periods ended January 31, 2019 and 2018, operating expenses were $14,864 and $19,278, respectively. Operating expenses consist of mainly professional fees. The Company wrote-off prepayments of $10,814 for the three and nine months ended January 31, 2019.

The Company incurred interest expenses of $264 and $nil for the three months periods ended January 31, 2019 and 2018.

The Company incurred interest expenses of $587 and $nil for the nine months periods ended Janaury 31, 2019 and 2018.

Our net loss for the three months periods ended January 31, 2019 and 2018 were $15,128 and $4,014, respectively.

Our net loss for the nine months periods ended January 31, 2019 and 2018 were $21,383 and $2,922, respectively.

Liquidity and Capital Resources

As at January 31, 2019, our total assets were $650. As at January 31, 2019, our current liabilities were $28,088 consisting of director loan of $10,471, accounts payable of $504, interest payable of $587, short-term loans payable of $4,050, and accrued expenses of $12,476. Our working capital deficit was $(27,438) at January 31, 2019, and working capital deficit was $(12,719) at April 30, 2018, respectively.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

For the nine months period ended January 31, 2019, net cash flows used in operating activities was $(12,132).

For the nine months period ended January 31, 2018, net cash flows used in operating activities was $(15,179).

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the periods nine months ended January 31, 2019 and 2018.

Cash Flows from Financing Activities

For the nine months period ended January 31, 2019, net cash flows provided by financing activities was $10,638 consisting of repayment of related party loan of $148 and proceeds from loans payables of $10,786.

For the nine months period ended January 31, 2018, net cash flows provided by financing activities was $22,900 consisting of repayment of director loan $900 and proceeds from common stock subscription $23,800.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended January 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Boxxy Inc.

Dated: March 18, 2019	By: /s/ Andrejs Bekess
Andrejs Bekess, President and Chief Executive Officer and Chief Financial Officer

EXHIBIT 31.1

CERTIFICATION PURSUANT TO RULE 13a-14(a)/15d-14(a), AS ADOPTED

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Andrejs Bekess, certify that:

1.   I have reviewed this Quarterly Report on Form 10-Q/A of Boxxy, Inc.;

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

Date: March 18, 2019

/s/ Andrejs Bekess
Andrejs Bekess
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

EXHIBIT 31.2

CERTIFICATION PURSUANT TO RULE 13a-14(a)/15d-14(a), AS ADOPTED

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Andrejs Bekess, certify that:

1.   I have reviewed this Quarterly Report on Form 10-Q/A of Boxxy, Inc.;

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

Date: March 18, 2019

/s/ Andrejs Bekess
Andrejs Bekess
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Boxxy, Inc. (the “Registrant”) on Form 10-Q/A for the six months ended January 31, 2018 as filed with the Securities and Exchange Commission on the date hereof, I, Andrejs Bekess, Chief Executive Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Quarterly Report on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2. The information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Boxxy, Inc.

Dated: March 18, 2019	/s/ Andrejs Bekess
Andrejs Bekess
Chief Executive Officer and Chief Financial Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Boxxy, Inc. and will be retained by Boxxy, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.