Form 10-K
period 2019-04-30
Boxxy Inc.
filed 2019-11-29
CIK 1680689

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 30, 2019
Common Stock: $0.001	4,190,000

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

GENERAL

We were incorporated in the State of Nevada on April 16, 2018. We intend to engage in the business of selling beauty sample subscriptions. We intend to implement a monthly subscription (approximately $15 with free shipping) for a box full of beauty samples. This samples will be cosmetics, hair care, body care, face care, fragrances, nail polish, skin care, bath and body, treatments products, and other similar items. We will mail this box to subscribers once per month. These samples will range from actual beauty products to protein bars. This box will include cosmetics, nail polish, skin care, bath and body treatments products and other similar items that will vary from month to month.

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

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange. As of April 30, 2019, no shares of our common stock have traded.

Number of Holders

As of April 30, 2019, the 4,190,000 issued and outstanding shares of common stock were held by a total of 31 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended April 30, 2019 and 2018. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

FISCAL YEAR ENDED APRIL 30, 2019 COMPARED TO FISCAL YEAR ENDED APRIL 30, 2018.

Our net loss for the fiscal year ended April 30, 2019 was $36,863 compared to a net loss of $28,393 during the fiscal year ended April 30, 2018. During fiscal year ended April 30, 2019 the Company has not generated any revenue and during fiscal year ended April 30, 2018, the Company generated $22,317 in Agent commissions.

Expenses incurred was $36,863 during fiscal year ended April 30, 2019 compared to $28,393 during fiscal year ended April 30, 2018. Expenses consisted mainly of professional fees paid to attorneys and auditor.

The number of shares outstanding was 4,190,000 for the fiscal year ended April 30, 2019 and 2018.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED APRIL 30, 2019 and 2018

As of April 30, 2019, our total assets were $0, and our total liabilities were $56,227 comprised of loan from director $12,221, accounts payable $504, accrued expenses $26,143, long term debt-current portion $6,973, long-term debt $6,336, and short-term loan $4,050.

As of April 30, 2018, our total assets were $12,308 consisting of cash and cash equivalents $1,494 and prepaid expenses of 10,814, and our total liabilities were $31,672 comprised of advances from stockholder $10,619, accounts payable $504, third party loan of $6,573 and accrued expenses $13,976. Stockholders’ deficit increased to $56,227 as of April 30, 2019 from $19,364 as of April 30, 2018.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the fiscal year ended April 30, 2019, net cash flows used in operating activities was $(13,881). Cash flows from operating activities for the fiscal year ended April 30, 2018 was $(28,067).

Cash Flows from Investing Activities

We have not generated cash flow from investing activities for the years ended April 30, 2019 and 2018.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended April 30, 2019, net cash provided by financing activities was $12,388 consisting of director loan 1,602, related party loan of 6,736 and short-term loans of $4,050. For the fiscal year ended April 30, 2018, net cash from financing activities was $29,473 consisting of director loan repayment of $900, related party loan of $6,573 and $23,800 proceeds from issuance of common stock.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off‑balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our April 30, 2019 and April 30, 2018 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

BOXXY INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Boxxy Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Boxxy Inc. (the Company) as of April 30, 2019, and the related statements of operations, stockholders’ equity, and cash flows for the each of the years in the year period then ended April 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019, and the results of its operations and its cash flows for each of the years in the year period ended April 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

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

/s/ JLKZ CPA LLP

JLKZ CPA LLP.

Flushing, New York

November 17, 2019

We have served as the Company’s auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Boxxy Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Boxxy Inc. (the Company) as of April 30, 2018, and the related statements of operations, stockholders’ equity, and cash flows for the each of the years in the year period then ended April 30, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018, and the results of its operations and its cash flows for each of the years in the year period ended April 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Jimmy P. Lee, CPA P.C.

Jimmy P. Lee, CPA P.C.

Flushing, New York

August 13, 2018

We have served as the Company’s auditor since May 12, 2016

BOXXY INC.

BALANCE SHEETS

	April 30, 2019	April 30, 2018

ASSETS

Current Assets
Cash	$-	$1,494
Prepaid Expense	-	10,814
Total Current Assets	-	12,308

Total Assets	-	12,308

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	26,143	13,976
Accounts payable	504	504
Loan from director	12,221	10,619
Other party loan	4,050	-
Long term debt-current portion	6,973
Total Current Liabilities	49,891	25,099
Loan Payable	6,336	6,573
Total Liabilities	56,227	31,672

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 4,190,000 shares issued and outstanding	4,190	4,190
Additional paid in capital	22,610	22,610
Subscription receivables	-	-
Accumulated deficit	(83,027)	(46,164)
Total Stockholders’ Deficit	(56,227)	(19,364)

Total Liabilities and Stockholders’ Deficit	$-	$12,308

See accompanying notes to the financial statements.

BOXXY INC.

STATEMENTS OF OPERATION

	For the Year ended April 30, 2019	For the Year ended April 30, 2018

REVENUES	$-	$22,317

OPERATING EXPENSES	36,047	50,710

TOTAL OPERATING EXPENSES	36,047	50,710

NET LOSS FROM OPERATIONS	(36,047)	(28,393)
Interest expenses	816
PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(36,863)	$(28,393)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,190,000	3,965,632

See accompanying notes to the financial statements.

BOXXY INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Subscription	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Receivables	Stage	Equity

Balance, April 30, 2017	3,000,000	$3,000	$-	$-	$(17,771)	$(14,771)

Shares issued at $0.01 per share	1,190,000	$1,190	$22,610			23,800

Net loss for the period					(28,393)	(28,393)

Balance, April 30, 2018	4,190,000	$4,190	$22,610	$-	$(46,164)	$(19,364)

Net loss for the period					(36,862)	(36,862)

Balance, April 30, 2019	4,190,000	$4,190	$22,610	$-	$(83,026)	$(56,226)

See accompanying notes to the financial statements.

STATEMENTS OF CASH FLOWS

	For the Year ended April 30, 2019	For the Year ended April 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(36,862)	$(28,393)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Accrued expenses	12,167	10,476
Accounts payable	-	504
Prepaid Expense	10,814	(10,654)
CASH FLOWS USED IN OPERATING ACTIVITIES	$(13,881)	$(28,067)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from (Repayment to) director loan	1,601	(900)
Proceeds from stock issuance	-	23,800
Proceeds from borrowing	10,786	6,573
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	$12,387	$29,473

Net Cash Increase for Period	$(1,494)	$1,406
Cash at the beginning of Period	1494	88
Cash at end of Period	$-	$1,494

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,631	$-
Income taxes paid	$-	$-

See accompanying notes to the financial statements.

BOXXY INC.

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2019 and 2018

NOTE 1 – ORGANIZATION AND OPERATIONS

Boxxy Inc. (the “Company”) was incorporated in Nevada on April 19, 2018. We are a development stage company that intends to develop an online beauty sample subscription service. We will mail this box once per month. Generally, subscriber will receive the box with 6-8 samples and 1-2 bonus items. This samples maybe cosmetics, hair care, body care, face care, fragrances, nail polish, skin care, bath and body, treatments products, etc. We are not going to pay for the samples we are getting from our supplier partners. We may also earn a commission on some of the transactions by acting as an agent between buyer and seller.

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

Recently Issued Accounting Pronouncements

In October 2018, the FASB issued ASU No. 2018-01, Clarifying the Definition of a Business, which narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The ASU requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively, the set) is not a business. To be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs. The standard also narrows the definition of outputs. The definition of a business affects areas of accounting such as acquisitions, disposals and goodwill. Under the new guidance, fewer acquired sets are expected to be considered businesses. This ASU is effective October 1, 2019 on a prospective basis with early adoption permitted. The Company would apply this guidance to applicable transactions after the adoption date.

In October 2018, the FASB issued ASU No. 2018-04, Simplifying the Test for Goodwill Impairment. Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This ASU is effective prospectively to impairment tests beginning October 1, 2020, with early adoption permitted. The Company would apply this guidance to applicable impairment tests after the adoption date.

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

As reflected in the financial statements, the Company had an accumulated deficit of $83,027, and working capital deficit of $42,918 at April 30, 2019.

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

NOTE 4 – LOAN FROM DIRECTOR

The Company has received capital from the director of the Company to pay for the Company expenses that are unsecured, non-interest bearing and due on demand. The outstanding amounts were $12,221 and $10,619 as of April 30, 2019 and 2018 respectively.

NOTE 5 – LOAN PAYABLE

The Company has outstanding short-term loans payable of $4,050 and $nil as of April 30, 2019 and April 30, 2018, respectively. The loans payables are unsecured with annual interest rate of 6% and maturity date of November 10, 2020 for $4,050, respectively.

The Company has outstanding long-term loans payable of $6,336 and $6,573 as of April 30, 2019 and April 30, 2018, respectively. The loans payables are unsecured with annual interest rate of 6% and maturity date of September 15, 2020 for $2,600, and July 19, 2020 for $3,736, respectively.

The Company has outstanding long-term debt-current portion of $6,973 and $nil as of April 30, 2019 and April 30, 2018, respectively. The loans payables are unsecured with annual interest rate of 6% and maturity date of April 15, 2020 for Long term $6,973, respectively.

Interest expenses were $816 and $nil for the years ended April 30,2019 and 2018.

NOTE 6 – STOCKHOLDER’S EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

As of April 30, 2019 and 2018, the Company had 4,190,000 shares issued and outstanding

NOTE 7 - INCOME TAXES

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate of 21% and 34% for the period ended April 30 as follows:

	April 30,	April 30,
	2019	2018
Tax benefit (expenses) at U.S. statutory rate	$5,641	$3,863
Change in valuation allowance	(5,641)	(3,863)
Tax benefit (expenses), net	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets as of April 30 are as follows:

	April 30,	April 30,
	2019	2018
Net operating loss	$15,546	$9,905
Valuation allowance	(15,546)	(9,905)
Deferred tax assets, net	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	April 30,	April 30,
	2019	2018
Balance-Beginning	$9,905	$6,042
Increase/(Decrease) in Valuation allowance	5,641	3,863
Balance-Ending	$15,546	$9,905

The Company has accumulated approximately $63,026 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years. Such NOL carryover can only offset eighty percent (80%) of taxable income without regard to the new section 199A deduction.

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

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 26, 2019 and the date that these financial statements were available to be issued.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2019 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of April 30, 2019, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at April 30, 2019, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2019 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of April 30, 2019, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Andrejs Bekess	33	President, Treasurer, Secretary and Director
Wattova 10		(Principal Executive, Financial and Accounting Officer)
Ostrava 70200
Czech Republic

Biographical Information and Background of officer and director

Andejs Bekess has been our President, Secretary, Treasurer and sole Director since our incorporation on April 19, 2018. Prior, from May 2011 till January 2018, Mr. Bekess was the Chief Technical Officer at Latvian different e-commerce startup VOTO in Riga, Latvia. His responsibilities were research e-commerce trend and markets, developing web platform. He was responsible for website and client support service through the internet including invoicing, discounts and claims. He graduated from Riga Technical University in 2006 with a bachelor degree in Information Technology. From 2005 to 2010, Andejs Bekess worked as senior developer for e-commerce projects “ELKOR”, “ELKO” in Riga, Latvia. His responsibilities were managing Internet shop, CRM software and technical support activities and processes. He devotes approximately 20% of his time to our affairs.

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

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on April 19, 2018 until April 30, 2019.

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Andrejs Bekess	2019	0	0	0	0	0	0	0	0
President	2018	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0
Treasurer	2018	0	0	0	0	0	0	0	0

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

CHANGE OF CONTROL

As of April 30, 2019, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of April 30, 2019 and as of the date of the filing of this annual report by:

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

Item 13. Certain Relationships and Related Transactions

During the year ended April 30, 2019, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended April 30, 2019, we incurred approximately $6,500 for the year ended April 30, 2019 and $6,500 for the period ended April 30, 2018 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements.

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

BOXXY INC.

Dated: November 29, 2019	By:	/s/ Andrejs Bekess
Andrejs Bekess, President and Chief Executive Officer and Chief Financial Officer

