Form 10-Q
period 2019-07-31
Boxxy Inc.
filed 2020-03-05
CIK 1680689

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

                                     Form 10-Q

Mark One

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the transition period from  to

Commission File No. 333-213553

BOXXY INC.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	5960 (Primary Standard Industrial Classification Number)	32-0500871 (IRS Employer Identification Number)

WATTOVA 10

OSTRAVA 70200

CZECH REPUBLIC

+420228881919

boxxyinc@protonmail.com

(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/a	N/a	N/a

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 31, 2019
Common Stock: $0.001	4,190,000

file:///C/Users/tang/Downloads/boxxy10qjuly%20(2).htm[2020/2/29 9:39:33]

TABLE OF CONTENTS

PART 1FINANCIAL INFORMATION

Item 1Financial Statements (Unaudited)3

file:///C/Users/tang/Downloads/boxxy10qjuly%20(2).htm[2020/2/29 9:39:33]

BOXXY INC.

BALANCE SHEETS

(Unaudited)

	July 31, 2019	April 30, 2019
ASSETS
Current Assets
Cash	$-	$-
Prepaid Expense	-	-
Total Current Assets	-	-

Total Assets	$-	$-

-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities

Current Liabilities
Accrued expenses	$ 28,988	$ 26,143
Accounts payable	504	504
Long term debt-current portion	10,709	6,973
Other party loan	4,050	4,050
Loan from director	12,221	12,221
Total Current Liabilities	56,472	49,891
Loan payable	2,600	6,336
Total Liabilities	59,072	56,227
Commitments & Contingencies	–	–
Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 4,190,000 and
3,000,000 shares issued and outstanding respectively;	4,190	4,190
Additional paid in capital	22,610	22,610
Accumulated deficit	(85,872)	(83,027)
Total Stockholders’ Equity	(59,072)	(56,227)

Total Liabilities and Stockholders’ Deficit                                                                               $                       -     $                               -

See accompanying notes to the financial statements.

BOXXY INC. STATEMENT OF OPERATION

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	July 31, 2019	July 31, 2018
REVENUES	$-	$-
OPERATING EXPENSES	2,583	3,332
TOTAL OPERATING EXPENSES	2,583	3,332
OTHER EXPENSES
Interest Expenses	262	126
TOTAL OTHER EXPENSES	262	126
NET LOSS FROM OPERATIONS	(2,845)	(3,458)
PROVISION FOR INCOME TAXES	–	–
NET INCOME/ LOSS	$ (2,845)	$ (3,458)
NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,190,000	4,190,000

See accompanying notes to the financial statements.

BOXXY INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in Capital	Subscription Receivables	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity
	Shares	Amount

Balance, April 30, 2019	4,190,000	$ 4,190	$ 22,610	–	$ (83,027)	$ (56,227)

Net loss for the three months ended July 31, 2019					(2,845)	(2,845)

Balance, July 31, 2019	4,190,000	$ 4,190	$ 22,610	–	$ (85,872)	$ (59,072)

	Common Stock		Additional Paid-in Capital	Subscription Receivables	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity
	Shares	Amount

Balance, April 30, 2018	4,190,000	$ 4,190	$ 22,610	–	$ (46,164)	$ (19,364)

Net loss for the three months ended July 31, 2018					(3,458)	(3,458）

Balance, July 31, 2018	4,190,000	$ 4,190	$ 22,610	–	$ (49,622)	$ (22,822)

See accompanying notes to the financial statements.

BOXXY INC.

STATEMENT OF CASH FLOWS

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES                                                    Three months ended         Thre months ended

                                                                                                                                                       July 31, 2019                    July 31, 2018

Net income/loss for the period       $            2,845       $                      3,458

Changes in assets and liabilities:

Accrued expenses	2,583	(1,500)
Accounts payable	-	–
Interest payable	262	126
Prepaid expense	–	(650)
CASH FLOWS USED IN OPERATING ACTIVITIES	0	(5,482)
CASH FLOWS FROM FINANCING ACTIVITIES Proceeds from borrowing	–	4,136
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	–	4,136
Net Cash Increase for Period	–	(1,346)
Cash at the beginning of Period	–	1,494
Cash at end of Period	$ –	$1 48
SUPPLEMENTAL CASH FLOW INFORMATION: Interest paid	$ –	- –
Income taxes paid	$ –	$ -

See accompanying notes to the financial statements.

BOXXY INC.

NOTES TO THE FINANCIAL STATEMENTS July 31, 2019

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

These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended April 30, 2019, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim consolidated financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended April 30, 2019.

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

As reflected in the financial statements, the Company had an accumulated deficit of $85,872, and working capital deficit of

$56,472 at July 31, 2019.

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

NOTE 4 – LOAN FROM DIRECTOR

The Company has received capital from the director of the Company to pay for the Company expenses that are unsecured, non-interest bearing and due on demand. The outstanding amounts were $12,221 and $12,221 as of July 31, 2019 and April 30, 2019, respectively.

NOTE 5 – LOAN PAYABLE

The Company has outstanding short-term loans payable of $4,050 and $4,050 as of July 31, 2019 and April 30, 2019, respectively. The loans payables are unsecured with annual interest rate of 6% and maturity date of November 10, 2020 for

$4,050, respectively.

The Company has outstanding long-term loans payable of $2,600 and $6,336 as of July 31, 2019 and April 30, 2019, respectively. The loans payables are unsecured with annual interest rate of 6% and maturity date of September 15, 2020 for

$2,600,respectively.

The Company has outstanding long-term debt-current portion of $10,709 and $6,973 as of July 31, 2019 and April 30, 2019, respectively. The loans payables are unsecured with annual interest rate of 6% and maturity date of April 15, 2020 for Long term $6,973, and July 19, 2020 for $3,736, respectively.

Interest expenses were $262 and $126 for the three months ended July 31, 2019 and 2018.

NOTE 6 – STOCKHOLDER’S EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

As of April 30, 2017, the Company issued 3,000,000 shares of common stock to a director for subscription of $3,000 at

$0.001 per share, the subscription was received in May 2017.

From May 2017 to July 31, 2018, the Company issued 600,000 common shares at $0.02 per share for a total price of $12,000. In August and September 2017, the Company issued 590,000 common shares at $0.02 per share for a total price of $11,800. As of July 31, 2019, the Company had 4,190,000 shares issued and outstanding.

NOTE 7 - INCOME TAXES

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate of 21% for the period ended July 31, 2019, as follows:

	July 31, 2019	April 30, 2019
Tax benefit (expenses) at U.S. statutory rate	598	7,741
Change in valuation allowance	(598)	(7,741)
Tax benefit (expenses), net	–	–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets as of July 31, 2019, are as follows:

	July 31, 2019	April 30, 2019
Net operating loss	$18,244	$17,646
Valuation allowance	(18,244)	(17,646)
Deferred tax assets, net	–	–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	July 31, 2019	April 30, 2019
Balance-Beginning	$ 17,646	$ 9,905
Increase/(Decrease) in Valuation allowance	598	7,741
Balance-Ending
	$ 18,244	$ 17,646

The Company has accumulated approximately $75,872 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years. Such NOL carryover can only offset eighty percent (80%) of taxable income without regard to the new section 199A deduction.

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

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that these financial statements were available to be issue.

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

Three Months Periods Ended July 31, 2019 and 2018

During the three months periods ended July 31, 2019 and 2018 we have not generated any revenue.

For the three months periods ended July 31, 2019 and 2018, operating expenses were $2,583 and $3,332, respectively. Operating expenses consist of mainly professional fees.

The Company incurred interest expenses of $262 and $126 for the three months periods ended July 31, 2019 and 2018. Our net loss for the three months periods ended July 31, 2019 and 2018 were $2,845 and $3,458, respectively.

Liquidity and Capital Resources

As of July 31, 2019, our total assets were $nil. As of July 31, 2019, our current liabilities were $56,472 consisting of director loan of

$12,221, accounts payable of $504, long term debt-current portion of $10,709, short-term loans payable of $4,050, and accrued expenses of $28,988. Our working capital deficit was $(56,472) at July 31, 2019, and working capital deficit was $(49,891) at

April30, 2019, respectively.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

For the three months period ended July 31, 2019, net cash flows used in operating activities was $nil.

For the three months period ended July 31, 2018, net cash flows used in operating activities was $(5,482).

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the periods three months ended July 31, 2019 and 2018.

Cash Flows from Financing Activities

For the three months period ended July 31, 2019, net cash flows provided by financing activities was $nil. For the three months period ended July 31, 2018, net cash flows provided by financing activities was $4,136.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

3C1e.r1tification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

3C1e.r2tification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1Execuutive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOXXY INC.

Dated: March 5, 2020

Andrejs Bekess, President and Chief Executive Officer and Chief Financial Officer

EXHIBIT 31.1

CERTIFICATION PURSUANT TO RULE 13a-14(a)/15d-14(a), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Andrejs Bekess, certify that:

1.I have reviewed this Quarterly Report on Form 10-Q of Boxxy, Inc.;

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 5, 2020

/s/ Andrejs Bekess Andrejs Bekess

CHIEF EXECUTIVE OFFICER

(PRINCIPAL EXECUTIVE OFFICER)

EXHIBIT 31.2

CERTIFICATION PURSUANT TO RULE 13a-14(a)/15d-14(a), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Andrejs Bekess, certify that:

1.I have reviewed this Quarterly Report on Form 10-Q of Boxxy, Inc.;

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 5, 2020

/s/ Andrejs Bekess Andrejs Bekess

CHIEF FINANCIAL OFFICER

(PRINCIPAL FINANCIAL OFFICER)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Boxxy, Inc. (the “Registrant”) on Form 10-Q for the three months ended July 31, 2019 as filed with the Securities and Exchange Commission on the date hereof, I, Andrejs Bekess, Chief Executive Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.The QuarterlyReport on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.The information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Boxxy, Inc.

Date: March 5, 2020

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