Form 10-Q
period 2019-10-31
Boxxy Inc.
filed 2020-03-25
CIK 1680689

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

Mark One

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: ClassOutstanding as of October 31, 2019   4,190,000

TABLE OF CONTENTS

PART 1FINANCIAL INFORMATION

Item 1Financial Statements (Unaudited)3

BOXXY INC. BALANCE SHEETS

(Unaudited)

Current Assets

ASSETS

                                                                                                                                                                                                                                                                                                   October 31,  2019            April 30, 2019

Cash-$                               -- =-$

Prepaid Expense--

Total Current Assets-

Total Assets     $-$                              --

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities

Current Liabilities
Accrued expenses	$ 28,800	$ 26,143
Accounts payable	504	504
Long term debt-current portion	13,309	6,973
Other party loan	4,050	4,050
Loan from director	18,419	12,221
Total Current Liabilities	65,082	49,891
Loan payable	–	6,336
Total Liabilities	65,082	56,227
Commitments & Contingencies	–	–
Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 4,190,000 and
3,000,000 shares issued and outstanding respectively;	4,190	4,190
Additional paid in capital	22,610	22,610
Accumulated deficit	(91,882)	(83,027)
Total Stockholders’ Equity	(65,082)	(56,227)

Total Liabilities and Stockholders’ Deficit                                                                                            $            -   $                              -

See accompanying notes to the financial statements.

BOXXY INC. STATEMENT OF OPERATION

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018
REVENUES	$ -	$ -	$ -	$ -
OPERATING EXPENSES	5,747	2,600	8,330	5,932
TOTAL OPERATING EXPENSES	5,747	2,600	8,330	5,932
OTHER EXPENSES
Interest Expenses	（263）	（197）	（525）	（323）
TOTAL OTHER EXPENSES	（263）	（197）	（525）	（323）
NET LOSS FROM OPERATIONS	(6,010)	(2,797)	(8,855)	(6,255)
PROVISION FOR INCOME TAXES	–	–	–	–
NET INCOME/ LOSS	$ (6,010)	$ (2,797)	$ (8,855)	$ (6,255)
NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,190,000	3,397,826	4,190,000	3,000,000

See accompanying notes to the financial statements.

BOXXY INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

                                                           COMMON STOCK

	Shares	Amount	APIC	Deficit Accumulated During dev.st.	Stockholders'Equity
Balance, April 30, 2019	4,190,000	$ 4,190	$ 22,610	$ (83,027)	$ (56,227)
Net loss for the three months ended July 31, 2019				(2,845)	(2,845)
Balance, July 31, 2019	4,190,000	$ 4,190	$ 22,610	$ (85,872)	$ (59,072)
Net loss for the three months ended October 31, 2019				(6,010)	(6,010)
Balance, October 31, 2019	4,190,000	$ 4,190	$ 22,610	$ (91,882)	$ (65,082)

                                                                COMMON STOCK

	Shares	Amount	APIC	Deficit Accumulated During dev.st.	Stockholders' Equity
Balance, April 30, 2018	4,190,000	$ 4,190	$ 22,610	$ (46,164)	$ (19,364)
Net loss for the three months ended July 31, 2018				(3,458)	(3,458)
Balance, July 31, 2018	4,190,000	$ 4,190	$ 22,610	$ (49,622)	$ (22,822)
Net loss for the three months ended October 31, 2018				(2,797)	(2,797)
Balance, October 31, 2018	4,190,000	$ 4,190	$ 22,610	$ (52,419)	$ (25,619)

See accompanying notes to the financial statements.

BOXXY INC.

STATEMENT OF CASH FLOWS

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES                                                                       Six                                  Six

                                                                                                                                                         Months ended                 Months ended

                                                                                                                                                          Ocotber 31, 2019       October 31, 2018

(8,855)$                     (6,255) Adjustments to reconcile net loss to net cash (used in) operating activities:            $

Changes in assets and liabilities:

Accrued expenses	2,132	(1,500)
Accounts payable	–	–
Interest payable	525	323
Prepaid expense	–	(650)
CASH FLOWS USED IN OPERATING ACTIVITIES	(6,198)	(8,082)
CASH FLOWS FROM FINANCING ACTIVITIES Proceeds from borrowing	–	6,736
Proceed from (Repayment to) director loan	6,198	(148)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	6,198	6,588
Net Cash Increase for Period	–	(1,494)
Cash at the beginning of Period	–	1,494
Cash at end of Period	$ –	$ –
SUPPLEMENTAL CASH FLOW INFORMATION: Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

See accompanying notes to the financial statements.

BOXXY INC.

NOTES TO THE FINANCIAL STATEMENTS October 31, 2019

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

As reflected in the financial statements, the Company had an accumulated deficit of $91,882, and working capital deficit of $65,082 at October 31, 2019.

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

NOTE 4 – LOAN FROM DIRECTOR

The Company has received capital from the director of the Company to pay for the Company expenses that are unsecured, non-interest bearing and due on demand. The outstanding amounts were $18,419 and $12,221 as of October 31, 2019 and April 30, 2019, respectively.

NOTE 5 – LOAN PAYABLE

The Company has outstanding short-term loans payable of $4,050 and $4,050 as of October 31, 2019 and April 30, 2019, respectively. The loans payables are unsecured with annual interest rate of 6% and maturity date of November 10, 2020 for $4,050, respectively.

The Company has outstanding long-term debt-current portion of $13,309 and $6,973 as of October 31, 2019 and April 30, 2019, respectively. The loans payables are unsecured with annual interest rate of 6% and maturity date of April 15, 2020 for Long term $6,973, and July 19, 2020 for $3,736, and September 15, 2020 for $2,600, respectively.

Interest expenses were $525 and $323 for the six months ended October 31, 2019 and 2018.

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

As of October 31, 2019, the Company had 4,190,000 shares issued and outstanding.

NOTE 7 - INCOME TAXES

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate of 21% for the period ended October 31, 2019, as follows:

	October 31, 2019	April 30, 2019
Tax benefit (expenses) at U.S. statutory rate	$ 3,959	$ 7,741
Change in valuation allowance	(3,959)	(7,741)
Tax benefit (expenses), net	$ –	$ –

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets as of October 31, 2019, are as follows:

	October 31, 2019	April 30, 2019
Net operating loss	$ 21,605	$ 17,646
Valuation allowance	(21,605)	(17,646)
Deferred tax assets, net	$ –	$ –

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	October 31, 2019	April 30, 2019
Balance-Beginning	$ 17,646	$ 9,905
Increase/(Decrease) in Valuation allowance	3,959	7,741
Balance-Ending	$ 21,605	$ 17,646

The Company has accumulated approximately $91,882 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years. Such NOL carryover can only offset eighty percent (80%) of taxable income without regard to the new section 199A deduction.

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

Three Months Periods Ended October 31, 2019 and 2018

During the three months periods ended October 31, 2019 and 2018 we have not generated any revenue.

For the three months periods ended October 31, 2019 and 2018, operating expenses were $5,747 and $2,600, respectively. Operating expenses consist of mainly professional fees.

The Company incurred interest expenses of $263 and $197 for the three months periods ended October 31, 2019 and 2018. Our net loss for the three months periods ended October 31, 2019 and 2018 were $6,010 and $2,797, respectively.

Six Months Periods Ended October 31, 2019 and 2018

During the six months periods ended October 31, 2019 and 2018 we have not generated any revenue.

For the six months periods ended October 31, 2019 and 2018, operating expenses were $8,330 and $5,932, respectively. Operating expenses consist of mainly professional fees.

The Company incurred interest expenses of $525 and $323 for the six months periods ended October 31, 2019 and 2018. Our net loss for the six months periods ended October 31, 2019 and 2018 were $8,855 and $6,255, respectively.

Liquidity and Capital Resources

As of October 31, 2019, our total assets were $nil. As of October 31, 2019, our current liabilities were $65,082 consisting of director loan of $18,419, accounts payable of $504, long term debt-current portion of $13,309, short-term loans payable of $4,050, and accrued expenses of $28,800. Our working capital deficit was $(65,082) as of October 31, 2019, and working capital deficit was $(49,891) as of April 30, 2019, respectively.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

For the six months period ended October 31, 2019, net cash flows used in operating activities was $(6,198).

For the six months period ended October 31, 2018, net cash flows used in operating activities was $(8,082).

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the periods six months ended October 31, 2019 and 2018.

Cash Flows from Financing Activities

For the six months period ended October 31, 2019, net cash flows provided by financing activities was $6,198. For the six months period ended October 31, 2018, net cash flows provided by financing activities was $6,588.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended October 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BOXXY INC.
Dated: March 25, 2020	By: /s/ Andrejs Bekess
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

Date: March 25, 2020

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

Date: March 25, 2020

/s/ Andrejs Bekess Andrejs Bekess

CHIEF FINANCIAL OFFICER

(PRINCIPAL FINANCIAL OFFICER)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Boxxy, Inc. (the “Registrant”) on Form 10-Q for the six months ended October 31, 2019 as filed with the Securities and Exchange Commission on the date hereof, I, Andrejs Bekess, Chief Executive Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.The QuarterlyReport on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.The information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Boxxy, Inc.

March 25, 2020

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