Form 10-Q
period 2020-01-31
Boxxy Inc.
filed 2020-04-20
CIK 1680689

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

                                                           Form 10-Q

Mark One

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

Large accelerated filer	o	Accelerated filer	o
Non-accelerated filer	No (Do not check if a smaller reporting company)	Smaller reporting company	Yes
Emerging growth company	Yes

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date: Class

Outstanding as of January 31, 2020

Common Stock: $0.001

4,190,000

TABLE OF CONTENTS

PART 1FINANCIAL INFORMATION

Item 1Financial Statements (Unaudited)3

BOXXY INC. BALANCE SHEETS

(Unaudited)

	January 31, 2020	April 30, 2019
ASSETS
Current Assets
Cash	$ -	$ -
Prepaid Expense
Total Current Assets
Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$ 35,189	$ 26,143
Accounts payable	1,570	504
Long term debt-current portion	13,309	6,973
Other party loan	4,050	4,050
Loan from director	22,482	12,221
Total Current Liabilities	76,600	49,891
Loan payable		6,336
Total Liabilities	76,600	56,227
Commitments & Contingencies
Stockholders Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 4,190,000 and 4,190,000 shares issued and outstanding respectively;	4,190	4,190
Additional paid in capital	22,610	22,610
Accumulated deficit	(103,400)	(83,027)
Total Stockholders Equity	(76,600)	(56,227)
Total Liabilities and Stockholders Deficit	$ -	$ -

See accompanying notes to the financial statements.

BOXXY INC. STATEMENT OF OPERATION

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	January 31, 2020	January 31, 2019	January 31, 2020	January 31, 2019
REVENUES	$ -	$ -	$ -	$ -
OPERATING EXPENSES	11,255	14,864	19,585	20,796
TOTAL OPERATING EXPENSES	11,255	14,864	19,585	20,796
OTHER EXPENSES
Interest Expenses	（263 ）	（264 ）	（788 ）	（587 ）
TOTAL OTHER EXPENSES	（263 ）	（264 ）	（788 ）	（587 ）
NET LOSS FROM OPERATIONS	(11,518)	(15,128)	(20,373)	(21,383)
PROVISION FOR INCOME TAXES	–	–	–	–
NET INCOME/ LOSS	$ (11,518)	$ (15,128)	$ (20,373)	$ (21,383)
NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,190,000	4,190,000	4,190,000	4,190,000

See accompanying notes to the financial statements.

BOXXY INC.

STATEMENT OF STOCKHOLDER EQUITY

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, April 30, 2019	4,190,000	$ 4,190	$22,610	$(83,027)	$(56,227)

Net loss for the year ended July 31, 2019	-	-	-	(2,845)	(2,845)

Balance, July 31, 2019	4,190,000	$ 4,190	$ 22,610	$ (85,872)	$ (59,072)

Net loss for the quarter ended October 31, 2019	-	-	-	(6,010)	(6,010)

Balance, October 31, 2019	4,190,000	$ 4,190	$ 22,610	$ (91,882)	$ (65,082)

Net loss for the quarter ended January 31, 2020	-	-	-	(11,518)	(11,518)

Balance, January 31, 2019	4,190,000	$4,190	$22,610	$(103,400)	$(76,600)
	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance, April 30, 2018	4,190,000	$ 4,190	$22,610	$(46,164)	$(19,364)
Net loss for the three months ended July 31, 2018				$(3,458)	$(3,458)
Balance, July 31, 2018	4,190,000	$ 4,190	$ 22,610	$ (49,622)	$ (22,822)

Net loss for the quarter ended October 31, 2018				(2,797)	(2,797)
Balance, October 31, 2018	4,190,000	$ 4,190	$ 22,610	(52,419)	(25,619)

Net loss for the quarter ended January 31, 2019				(15,128)	(15,128)
Balance, January 31, 2020	4,190,000	$ 4,190	$ 22,610	(67,547)	(40,747)

See accompanying notes to the financial statements.

BOXXY INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended January 31, 2020	For the Nine Months Ended January 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/loss for the period	$(20,373)	$(21,383)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Write-off prepayments		10,814
Changes in assets and liabilities:
Accrued expenses	8,258	(1,500)
Accounts payable	1,066	–
Interest payable	788	587
Prepaid expense	–	(650)
CASH FLOWS USED IN OPERATING ACTIVITIES	(10,261)	(12,132)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payables		10,786
Proceed from (Repayment to) director loan	10,261	148
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	10,261	10,638

Net Cash Increase for Period	–	(1,494)

Cash at the beginning of Period	–	1,494
Cash at end of Period	$–	$--

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes to the financial statements.

BOXXY INC.

NOTES TO THE FINANCIAL STATEMENTS January 31, 2020

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

As reflected in the financial statements, the Company had an accumulated deficit of $103,400, and working capital deficit of $76,600 at January 31, 2020.

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

NOTE 4 – LOAN FROM DIRECTOR

The Company has received capital from the director of the Company to pay for the Company expenses that are unsecured, non-interest bearing and due on demand. The outstanding amounts were $22,482 and $12,221 as of January 31, 2020 and April 30, 2019, respectively.

NOTE 5 – LOAN PAYABLE

The Company has outstanding short-term loans payable of $4,050 and $4,050 as of January 31, 2020 and April 30, 2019, respectively. The loans payables are unsecured with annual interest rate of 6% and original maturity date of November 10, 2019. The maturity date is extended till November 10, 2020.

The Company has outstanding long-term debt-current portion of $13,309 and $6,973 as of January 31, 2020 and April 30, 2019, respectively. The loans payables are unsecured with annual interest rate of 6% and maturity date of April 15, 2020 for $6,973, and July 19, 2020 for $3,736, and September 15, 2020 for $2,600, respectively.

Interest expenses were $788 and $587 for the nine months ended January 31, 2020 and 2019.

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

As of January 31, 2020, the Company had 4,190,000 shares issued and outstanding.

NOTE 7 - INCOME TAXES

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate of 21% for the period ended January 31, 2020, as follows:

	January 31, 2020	April 30, 2019
Tax benefit (expenses) at U.S. statutory rate	$ 6,378	$ 7,741
Change in valuation allowance	(6,378)	(7,741)
Tax benefit (expenses), net	$ –	$ –

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets as of January 31, 2020, are as follows:

	January 31, 2020	April 30, 2019
Net operating loss	$ 24,024	$ 17,646
Valuation allowance	(24,024)	(17,646)
Deferred tax assets, net	$ –	$ –

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	January 31, 2020	April 30, 2019
Balance-Beginning	$ 17,646	$ 9,905
Increase/(Decrease) in Valuation allowance	6,378	7,741
Balance-Ending	$ 24,024	$ 17,646

The Company has accumulated approximately $103,400 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years. Such NOL carryover can only offset eighty percent (80%) of taxable income without regard to the new section 199A deduction.

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

Three Months Periods Ended January 31, 2020 and 2019

During the three months periods ended January 31, 2020 and 2019 we have not generated any revenue.

For the three months periods ended January 31, 2020 and 2019, operating expenses were $11,255 and $14,864, respectively. Operating expenses consist of mainly professional fees.

The Company incurred interest expenses of $263 and $264 for the three months periods ended January 31, 2020 and 2019.

Our net loss for the three months periods ended January 31, 2020 and 2019 were $11,518 and $15,128, respectively.

Nine Months Periods Ended January 31, 2020 and 2019

During the nine months periods ended January 31, 2020 and 2019 we have not generated any revenue.

For the nine months periods ended January 31, 2020 and 2019, operating expenses were $19,585 and $20,796, respectively. Operating expenses consist of mainly professional fees.

The Company incurred interest expenses of $788 and $587 for the nine months periods ended January 31, 2020 and 2019.

Our net loss for the nine months periods ended January 31, 2020 and 2019 were $20,373 and $21,383, respectively.

Liquidity and Capital Resources

As of January 31, 2020, our total assets were $nil. As of January 31, 2020, our current liabilities were $76,600 consisting of director loan of $22,482, accounts payable of $1,570, long term debt-current portion of $13,309, short-term loans payable of $4,050, and accrued expenses of $35,189. Our working capital deficit was $(76,600) as of January 31, 2020, and working capital deficit was $(49,891) as of April 30, 2019, respectively.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.

For the nine months period ended January 31, 2020 and 2019, net cash flows used in operating activities was $(10,261) and $(12,132), respectively.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the periods nine months ended January 31, 2020 and 2019.

Cash Flows from Financing Activities

For the nine months period ended January 31, 2020 and 2019, net cash flows provided by financing activities was $10,261 and $10,638, respectively. The Company received advances from related parties of $10,261 as working capital for its operations for the nine months ended January 31, 2020. The Company received proceeds from borrowings of $10,786 for the same period in 2019.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended January 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BOXXY INC.
Dated: April 17, 2020	By: /s/ Andrejs Bekess
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

Date: April 17, 2020

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

Date: April 17, 2020

/s/ Andrejs Bekess Andrejs Bekess

CHIEF FINANCIAL OFFICER

(PRINCIPAL FINANCIAL OFFICER)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Boxxy, Inc. (the “Registrant”) on Form 10-Q for the nine months ended January 31, 2020 as filed with the Securities and Exchange Commission on the date hereof, I, Andrejs Bekess, Chief Executive Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.The QuarterlyReport on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.The information contained in such Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Boxxy, Inc.

Date: April 17, 2020

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