Form 10-K
period 2020-04-30
Boxxy Inc.
filed 2020-12-28
CIK 1680689

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Mark One

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2020

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

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐     No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2019, was $3,570,000 based on a $3.00 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

4,190,000 Shares of common stock as of December 20, 2020

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

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange. As of April 30, 2020, no shares of our common stock have traded.

Number of Holders

As of December 20, 2020, the 4,190,000 issued and outstanding shares of common stock were held by a total of 31 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended April 30, 2020 and 2019. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

The following summary of our operations should be read in conjunction with our audited financial statements for the years ended April 30, 2020 and 2019, which are included herein:

	Year Ended
	April 30,		Changes
	2020	2019	Amount	%

Operating expenses	$25,617	$36,047	$(10,430)	(29)%
Other expenses	1,044	816	228	28%
Net Loss	$26,661	$36,863	$(10,202)	(28)%

During the year ended April 30, 2020 and 2019, the Company did not earn any revenue.

Net loss for the year ended April 30, 2020 was $26,661 compared to $36,863 for the year ended April 30, 2019. The decrease in net loss during the year ended April 30, 2020 was due to a decrease in operating expenses.

Our operating expenses for the year ended April 30, 2020 was $25,617 compared to $36,047 for the year ended April 30, 2019. The decrease in operating expenses during the year ended April 30, 2020 was due to a decrease in professional fees paid to attorneys, auditors and transfer agents.

During the year ended April 30, 2020 and 2019, the Company incurred interest expense of $1,044 and $816, respectively.

Liquidity and Capital Resources

Working Capital

	As of	As of
	April 30,	April 30,	Changes
	2020	2019	Amount	%

Current Assets	$-	$-	$-
Current Liabilities	$75,915	$49,891	$26,024	52%
Working Capital Deficiency	$(75,915)	$(49,891)	$(26,024)	52%

Our total current liabilities as of April 30, 2020 were $75,915 as compared to total current liabilities of $49,891 as of April 30, 2019. The increase was primarily due to an increase in accounts payable and accrued liabilities, loan form director and accrued interest.

Our working capital deficiency as of April 30, 2020 was $75,915 as compared to our working capital deficiency of $49,891 as of April 30, 2019. The increase in working capital deficiency was mainly due to an increase in accounts payable and accrued liabilities, loan form director and accrued interest.

Cash Flows

	Year Ended
	April 30,		Changes
	2020	2019	Amount	%

Cash flows used in operating activities	$(10,261)	$(13,881)	$3,620	(26)%
Cash flows used in investing activities	-	-	-	-
Cash flows provided by financing activities	10,261	12,387	(2,126)	(17)%
Net changes in cash	$-	$(1,494)	$1,494	-

Cash Flows from Operating Activities

Net cash used in operating activities was $10,261 for the year ended April 30, 2020 compared with $13,881 used in operating activities during the year ended April 30, 2019.

During the year ended April 30, 2020, the net cash used in operating activities was attributed to net loss of $26,661, decreased by an increase in accounts payable and accrued liabilities of $15,356 and an increase in accrued interest of $1,044.

During the year ended April 30, 2019, the net cash used in operating activities was attributed to net loss of $36,863, decreased by a decrease in prepaid expenses of $10,814 and an increase in accounts payable and accrued liabilities of $12,168.

Cash Flows from Investing Activities

We have not generated cash flow from investing activities for the year ended April 30, 2020 and 2019.

Cash Flows from Financing Activities

During the year ended April 30, 2020, net cash from financing activities was $10,261 compared to $13,881 during the year ended April 30, 2019. Proceeds from financing activities during the year ended April 30, 2020 were derived entirely from advancement from director. Proceeds from financing activities during the year ended April 30, 2019 were derived from proceeds from long-term debts of $10,786 and advancement from director of $1,601.

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

Going Concern

The independent auditors' report accompanying our April 30, 2020 and April 30, 2019 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on our financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Our financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. Our company’s management believes that these recent pronouncements will not have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

BOXXY INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:         The Board of Directors and Stockholders of

               Boxxy Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Boxxy Inc. (the Company) as of April 30, 2020 and 2019, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had incurred substantial losses during the year, and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ JLKZ CPA LLP

We have served as the Company’s auditor since May 12, 2016

JLKZ CPA LLP.

Flushing, New York

December 23, 2020

BOXXY INC.

BALANCE SHEETS

AS OF APRIL 30, 2020 AND 2019

	April 30, 2020	April 30, 2019

ASSETS
Current Assets

Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$41,187	$25,831
Accrued interest	1,860	816
Loans payable	6,336	6,973
Other party loan	4,050	4,050
Loan form director	22,482	12,221
Total Current Liabilities	75,915	49,891

Loan payable	6,973	6,336

Total Liabilities	82,888	56,227

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 4,190,000 shares issued and outstanding	4,190	4,190
Additional paid-in capital	22,610	22,610
Accumulated deficit	(109,688)	(83,027)
Total Stockholders’ Deficit	(82,888)	(56,227)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these audited financial statements.

BOXXY INC.

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED APRIL 30, 2020 AND 2019

	Year Ended
	April 30,
	2020	2019

OPERATING EXPENSES
General and administrative expenses	$25,617	$36,047
Total Operating Expenses	25,617	36,047

OTHER EXPENSES
Interest expense	(1,044)	(816)
	(1,044)	(816)

Loss from operations	(26,661)	(36,863)
Provision for income taxes	-	-
NET LOSS	$(26,661)	$(36,863)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,190,000	4,190,000

The accompanying notes are an integral part of these audited financial statements.

BOXXY INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED APRIL 30, 2020 AND 2019

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance - April 30, 2018	4,190,000	$4,190	$22,610	$(46,164)	$(19,364)

Net loss	-	-	-	(36,863)	(36,863)
Balance - April 30, 2019	4,190,000	$4,190	$22,610	$(83,027)	$(56,227)

Net loss	-	-	-	(26,661)	(26,661)
Balance - April 30, 2020	4,190,000	$4,190	$22,610	$(109,688)	$(82,888)

The accompanying notes are an integral part of these audited financial statements.

BOXXY INC.

STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED APRIL 30, 2020 AND 2019

	Year Ended
	April 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,661)	$(36,863)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	10,814
Accounts payable and accrued liabilities	15,356	12,168
Accrued interest	1,044	-
Net cash used in operating activities	(10,261)	(13,881)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debts	-	10,786
Proceeds from director loan	10,261	1,601
Net cash provided by financing activities	10,261	12,387

Net change in cash and cash equivalents	-	(1,494)
Cash and cash equivalents - beginning of period	-	1,494
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$1,631
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements.

BOXXY INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

APRIL 30, 2020

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year-end is April 30.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported net (loss).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

ASC 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets;

Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of accounts payable and accrued liabilities, accrued interest, current portion of long-term debt, other party loan and loan from director approximates its fair value due to their short-term maturity.

Revenue Recognition

The Company recognizes revenue from the online beauty sample subscription services in accordance with ASC 606,”Revenue Recognition” following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

Start-Up Costs

In accordance with ASC 720, “Start-up Costs”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Related Party Balances and Transactions

The Company follows FASB ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transaction. (See Note 4)

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740 “Income Taxes”. Pursuant to ASC 740 deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At April 30, 2020, there were no unrecognized tax benefits. (See Note 7)

Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2020 and 2019, the Company has no dilutive instruments.

Commitment and contingencies

None

Recent accounting pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $109,688, and working capital deficit of $75,915 at April 30, 2020.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has received capital from the director of the Company to pay for the Company expenses that are unsecured, non-interest bearing and due on demand. During the year ended April 30, 2020 and 2019, the director advanced $10,261 and $1,601 to the Company for paying operating expenses. As of April 30, 2020 and 2019, the loan from director was $22,482 and $12,221 as of April 30, 2020 and April 30, 2019, respectively.

NOTE 5 – LOAN PAYABLE

The Company has outstanding loans payable of $6,336 and $6,973 as of April 30, 2020 and April 30, 2019, respectively. The loans payable are unsecured with annual interest rate of 6% and maturity date of July 19, 2020 for the loan of $3,736 and September 15, 2020 for the loan of $2,600, respectively.

The Company has outstanding long-term loan payable of $6,973 and $6,336 as of April 30, 2020 and April 30, 2019, respectively. The loan payable is unsecured with annual interest rate of 6% and original maturity date of April 15, 2020. The maturity date is extended through April 15, 2025.

The Company has outstanding other party loan of $4,050 and $4,050 as of April 30, 2020 and April 30, 2019, respectively. The loan payable is unsecured with annual interest rate of 6% and original maturity date of November 10, 2019. The maturity date is extended through November 10, 2020.

Interest expenses were $1,044 and $816 for the year ended April 30, 2020 and 2019, respectively.

NOTE 6 – STOCKHOLDER’S EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

As of April 30, 2020 and April 30, 2019, the Company had 4,190,000 shares issued and outstanding.

NOTE 7 – INCOME TAX

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of April 30, 2020 and 2019, are as follows:

	April 30,	April 30,
	2020	2019
Net operating loss carryforward	$(99,687)	$(73,027)
Statutory tax rate	21%	21%
Deferred tax asset	23,245	15,546
Less: Valuation allowance	(23,245)	(15,546)
Net deferred asset	$-	$-

As of April 30, 2020, the Company had $99,687 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2036 and 2038. NOLs generated in tax years prior to April 30, 2018, can be carryforward for twenty years, whereas NOLs generated after April 30, 2018 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2016 through 2020are subject to review by the tax authorities.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the April 30, 2020 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2020, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2020 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Lian Yao Bin	53	Director, President, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer
569 South Xizang Road, Shanghai, China 200010

Biographical Information and Background of officer and director

Lian Yao Bin was appointed as a director of our Company to replace Andrejs Bekess, our former director on September 29, 2020. Mr. Lian received a Bachelor in Business Administration from the Shanghai University of International Business and Economics in 1994. He has significant experience in marketing and sales management, having held varying management positions in Shanghai Yongqiao Plastics, Feizhou Electric Power Equipment and Lijiu Machinery Manufacturing Limited amongst others in the last 2 decades.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our Treasurer and a sole director, Lian Yao Bin; he currently devotes approximately twenty hours per week to company matters. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) for the year ended April 30, 2020 and April 30, 2019.

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Lian Yao Bin(1)	2020	0	0	0	0	0	0	0	0
President	2019	0	0	0	0	0	0	0	0

Andrejs Bekess(2)	2020	0	0	0	0	0	0	0	0
President	2019	0	0	0	0	0	0	0	0

(1)	Mr. Lian was appointed as President, Chief Executive Officer, Chief Financial Officer and a Director on September 29, 2020.

(2)	Mr. Bekees was resigned as President, Chief Executive Officer, Chief Financial Officer and a Director on September 29, 2020.

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

CHANGE OF CONTROL

As of April 30, 2020, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 20, 2020 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Principal Stockholders Skycrest Holdings Limited Suite 1, 2nd Floor Sound & Vision House, Francis Rachel Str., Victoria, Mahe, Seychelles	3,000,000 Shares of Common Stock	71.60%
Directors and Executive Officers as a Group	3,000,000 Shares of Common Stock	71.60%

_________________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 20, 2020. As of December 20, 2020, there were 4,190,000 shares of our company’s common stock issued and outstanding.

Item 13. Certain Relationships and Related Transactions

No director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended April 30, 2020, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended April 30, 2020, we incurred approximately $14,000 for the year ended April 30, 2020 and $6,500 for the period ended April 30, 2019 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements.

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

BOXXY INC.

Dated: December 28, 2020	By:	/s/ Lian Yao Bin
Lian Yao Bin, President and Chief Executive Officer and Chief Financial Officer

