Form 10-Q
period 2020-07-31
Boxxy Inc.
filed 2021-01-25
CIK 1680689

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

4,190,000 Shares of common stock as of January 20, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOXXY INC.

CONDENSED BALANCE SHEETS

AS OF JULY 31, 2020 AND APRIL 30, 2020

(Unaudited)

	July 31, 2020	April 30, 2020

ASSETS
Current Assets

Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$43,798	$41,187
Accrued interest	1,674	1,860
Long term debt- current portion	2,600	6,336
Other party loan	4,050	4,050
Loan form director	22,532	22,482
Total Current Liabilities	74,654	75,915

Loan payable	6,973	6,973

Total Liabilities	81,627	82,888

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 4,190,000 shares issued and outstanding	4,190	4,190
Additional paid-in capital	22,610	22,610
Accumulated deficit	(108,427)	(109,688)
Total Stockholders’ Deficit	(81,627)	(82,888)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOXXY INC.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2020 AND 2019

(Unaudited)

	Three Months Ended
	July 31,
	2020	2019

OPERATING EXPENSES
General and administrative expenses	$2,661	$2,583
Total Operating Expenses	2,661	2,583

OTHER INCOME (EXPENSES)
Interest expense	(262)	(262)
Other income	4,184	-
	3,922	(262)

Income (Loss) from operations	1,261	(2,845)
Provision for income taxes	-	-
NET INCOME (LOSS)	$1,261	$(2,845)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0.00	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,190,000	4,190,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOXXY INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JULY 31, 2020 AND 2019

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - April 30, 2020	4,190,000	$4,190	$22,610	$(109,688)	$(82,888)

Net income	-	-	-	1,261	1,261
Balance - July 31, 2020	4,190,000	$4,190	$22,610	$(108,427)	$(81,627)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - April 30, 2019	4,190,000	$4,190	$22,610	$(83,027)	$(56,227)

Net loss	-	-	-	(2,845)	(2,845)
Balance - July 31, 2019	4,190,000	$4,190	$22,610	$(85,872)	$(59,072)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOXXY INC.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2020 AND 2019

(Unaudited)

	Three Months Ended
	July 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,261	$(2,845)
Adjustments to reconcile net loss to net cash from operating activities:
Forgiveness of long-term debt and accrued interest	(4,184)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,611	2,583
Accrued interest	262	262
Net cash used in operating activities	(50)	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from director loan	50	-
Net cash provided by financing activities	50	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOXXY INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JULY 31, 2020

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2020 are not necessarily indicative of the results that may be expected for the year ending April 30, 2021. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2020 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended April 30, 2020 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 28, 2020.

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

As reflected in the financial statements, the Company had an accumulated deficit of $108,427, and working capital deficit of $74,654 at July 31, 2020.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has received capital from the former director and current director of the Company to pay for the Company expenses. The advance is unsecured non-interest bearing, and due on demand. During the three months ended July 31, 2020 and 2019, the director advanced $50 and $nil to the Company for paying operating expenses.

As of July 31, 2020 and April 30, 2020, the loan from director was $22,532 and $22,482 as of July 31, 2020 and April 30, 2020, respectively. Loan from former director in the amount of $22,482 was forgiven as of September 28, 2020.

NOTE 5 – LOAN PAYABLE

The Company has outstanding loans payable of $2,600 and $6,336 as of July 31, 2020 and April 30, 2020, respectively. The loans payable is unsecured with annual interest rate of 6%. The loan of $2,600 has a maturity date of September 15, 2020. On July 1, 2020, the loan of $3,736 and accrued interest of $448 was forgiven.

The Company has outstanding long-term loan payable of $6,973 and $6,973 as of July 31, 2020 and April 30, 2020, respectively. The loan payable is unsecured with annual interest rate of 6% and had an original maturity date of April 15, 2020. The maturity date is extended through April 15, 2025.

The Company has outstanding other party loan of $4,050 and $4,050 as of July 31, 2020 and April 30, 2020, respectively. The loan payable is unsecured with annual interest rate of 6% and original maturity date of November 10, 2019. The maturity date is extended through November 10, 2020.

Interest expenses were $262 and $262 for the three months ended July 31, 2020 and 2019, respectively. As of July 31, 2020 and April 30, 2020, accrued interest was $1,674 and $1,860, respectively.

NOTE 6 – STOCKHOLDER’S EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

As of July 31, 2020 and April 30, 2020, the Company had 4,190,000 shares issued and outstanding.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the July 31, 2020 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following summary of our operations should be read in conjunction with our audited financial statements for the three months ended July 31, 2020 and 2019, which are included herein:

	Three Months Ended
	July 31,		Changes
	2020	2019	Amount	%

Operating expenses	$(2,661)	$(2,583)	$(78)	3%
Other income (expenses)	3,922	(262)	4,184	(1597%)
Net Income (Loss)	$1,261	$(2,845)	$4,106	(144%)

During the three months ended July 31, 2020 and 2019, the Company did not earn any revenue.

Net income for the three months ended July 31, 2020 was $1,261 compared to net loss of $2,845 for the three months ended July 31, 2019. The increase in net income during the three months ended July 31, 2020 was due to an increase in other income of $4,184 in relation to forgiveness of long term debt and accrued interest.

Liquidity and Capital Resources

Working Capital

	As of	As of
	July 31,	April 30,	Changes
	2020	2020	Amount	%

Current Assets	$-	$-	$-
Current Liabilities	$74,654	$75,915	$(1,261)	(2)%
Working Capital Deficiency	$(74,654)	$(75,915)	$1,261	(2)%

Our total current liabilities as of July 31, 2020 were $74,654 as compared to total current liabilities of $75,915 as of April 30, 2020. Our working capital deficiency as of July 31, 2020 was $74,654 as compared to our working capital deficiency of $75,915 as of April 30, 2020.  The decrease in current liabilities and working capital deficiency were primarily due to a decrease in long term debt from forgiveness of  long term debt of $3,736 and its accrued interest.

Cash Flows

	Three Months Ended
	July 31,		Changes
	2020	2019	Amount	%

Cash flows used in operating activities	$(50)	$-	$(50)	-
Cash flows used in investing activities	-	-	-	-
Cash flows provided by financing activities	50	-	50	-
Net changes in cash	$-	$-	$-	-

Cash Flows from Operating Activities

Net cash used in operating activities was $50 for the three months ended July 31, 2020 compared with $0 used in operating activities during the three months ended July 31, 2019.

During the three months ended July 31, 2020, the net cash used in operating activities was attributed to net income of $1,261, decreased by forgiveness of long term debt and accrued interest of $4,184 and increased by an increase in accounts payable and accrued liabilities of $2,611 and an increase in accrued interest of $262.

During the three months ended July 31, 2019, the net cash used in operating activities was attributed to net loss of $2,845, increased by an increase in accounts payable and accrued liabilities of $2,583 and an increase in accrued interest of $262.

Cash Flows from Investing Activities

We have not generated cash flow from investing activities for the three months ended July 31, 2020 and 2019.

Cash Flows from Financing Activities

During the three months ended July 31, 2020, net cash from financing activities was $50 derived from advancement from director compared to $0 during the three months ended July 31, 2019.

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $108,427, and working capital deficit of $74,654 at July 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer, principal financial officer and principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer has concluded that as of such date, our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

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

BOXXY INC.

Dated: January 25, 2021	By:	/s/ Lian Yao Bin
Lian Yao Bin, President and Chief Executive Officer and Chief Financial Officer

