Form 10-Q
period 2020-10-31
Boxxy Inc.
filed 2021-02-12
CIK 1680689

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

4,190,000 Shares of common stock as of February 8, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOXXY INC.

CONDENSED BALANCE SHEETS

AS OF OCTOBER 31, 2020 AND APRIL 30, 2020

(Unaudited)

	October 31, 2020	April 30, 2020

ASSETS
Current Assets

Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$44,046	$41,187
Accrued interest	1,548	1,860
Long term debt- current portion	-	6,336
Other party loan	4,050	4,050
Loan from director	4,223	22,482
Total Current Liabilities	53,867	75,915

Loan payable	6,973	6,973

Total Liabilities	60,840	82,888

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 4,190,000 shares issued and outstanding	4,190	4,190
Additional paid-in capital	22,610	22,610
Accumulated deficit	(87,640)	(109,688)
Total Stockholders’ Deficit	(60,840)	(82,888)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOXXY INC.

CONDENSED STATEMENT OF OPERATIONS

FOR THE SIX MONTHS AND THREE MONTHS ENDED OCTOBER 31, 2020 AND 2019

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2020	2019	2020	2019

OPERATING EXPENSES
General and administrative expenses	$4,421	$5,747	$7,082	$8,330
Total Operating Expenses	4,421	5,747	7,082	8,330

OTHER INCOME (EXPENSES)
Interest expense	(186)	(263)	(448)	(525)
Other income	25,394	-	29,578	-
	25,208	(263)	29,130	(525)

Income (Loss) from operations	20,787	(6,010)	22,048	(8,855)
Provision for income taxes	-	-	-	-
NET INCOME (LOSS)	$20,787	$(6,010)	$22,048	$(8,855)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0.00	$(0.00)	$0.01	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,190,000	4,190,000	4,190,000	4,190,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOXXY INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX AND THREE MONTHS ENDED OCTOBER 31, 2020 AND 2019

(Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance - April 30, 2019	4,190,000	$4,190	$22,610	$(83,027)	$(56,227)

Net loss	-	-	-	(2,845)	(2,845)
Balance - July 31, 2019	4,190,000	$4,190	$22,610	$(85,872)	$(59,072)

Net loss	-	-	-	(6,010)	(6,010)
Balance - October 31, 2019	4,190,000	$4,190	$22,610	$(91,882)	$(65,082)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance - April 30, 2020	4,190,000	$4,190	$22,610	$(109,688)	$(82,888)

Net income	-	-	-	1,261	1,261
Balance - July 31, 2020	4,190,000	$4,190	$22,610	$(108,427)	$(81,627)

Net income	-	-	-	20,787	20,787
Balance - October 31, 2020	4,190,000	$4,190	$22,610	$(87,640)	$(60,840)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOXXY INC.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX AND THREE MONTHS ENDED OCTOBER 31, 2020 AND 2019

(Unaudited)

	Six Months Ended
	October 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$22,048	$(8,855)
Adjustments to reconcile net loss to net cash from operating activities:
Forgiveness of loans and accrued interest	(29,578)	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,859	2,132
Accrued interest	448	525
Net cash used in operating activities	(4,223)	(6,198)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from director loan	4,223	6,198
Net cash provided by financing activities	4,223	6,198

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOXXY INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2020

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Boxxy Inc. (the “Company”) was incorporated in Nevada on April 19, 2018. We were a development stage company that intended to develop an online beauty sample subscription service.

We are currently in the process of acquiring claims for mining properties and will focus on mining business.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 2020 are not necessarily indicative of the results that may be expected for the year ending April 30, 2021. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2020 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended April 30, 2020 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 28, 2020.

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

As reflected in the financial statements, the Company had an accumulated deficit of $87,640, and working capital deficit of $53,867 at October 31, 2020.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has received capital from the former director and current director of the Company to pay for the Company expenses. The advance is unsecured non-interest bearing, and due on demand. During the six months ended October 31, 2020 and 2019, the director advanced $4,223 and $nil  to the Company for paying operating expenses.

As of October 31, 2020 and April 30, 2020, the loan from director was $4,223 and $22,482 as of October 31, 2020 and April 30, 2020, respectively. Loan from former director in the amount of $22,482 was forgiven as of September 28, 2020.

NOTE 5 – LOAN PAYABLE

The Company has outstanding loans payable of $nil and $6,336 as of October 31, 2020 and April 30, 2020, respectively. The loans payable is unsecured with annual interest rate of 6%. On July 1, 2020, the loan of $3,736 and accrued interest of $448 was forgiven. On September 15, 2020, the loan of $2,600 and accrued interest of $312 was forgiven.

The Company has outstanding long-term loan payable of $6,973 and $6,973 as of October 31, 2020 and April 30, 2020, respectively. The loan payable is unsecured with annual interest rate of 6% and had an original maturity date of April 15, 2020. The maturity date is extended through April 15, 2025.

The Company has outstanding other party loan of $4,050 and $4,050 as of October 31, 2020 and April 30, 2020, respectively. The loan payable is unsecured with annual interest rate of 6% and original maturity date of November 10, 2019. The maturity date is extended through November 10, 2020.

Interest expenses were $448 and $525 for the six months ended October 31, 2020 and 2019, respectively. As of October 31, 2020 and April 30, 2020, accrued interest was $1,548 and $1,860, respectively.

NOTE 6 – STOCKHOLDER’S EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

As of October 31, 2020 and April 30, 2020, the Company had 4,190,000 shares issued and outstanding.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the October 31, 2020 to the date these financial statements were issued and has determined the following subsequent events:

Pursuant to an agreement signed on November 26, 2020, the Company agreed to acquire 100% right, title and interest in mining claims in Quebec for consideration of $125,000.

On November 10, 2020, other party loan of $4,050 and accrued interest of $243 was forgiven.

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

GENERAL

We were incorporated in the State of Nevada on April 16, 2018. In December 2020, we acquired several gold mining claims in Canada as we have switched our focus to the mining industry. We plan to begin exploration on the properties later in 2021.

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

The following summary of our operations should be read in conjunction with our unaudited condensed financial statements for the six months ended October 31, 2020 and 2019, which are included herein.

Three Months Ended October 31, 2020 and 2019

	Three Months Ended
	October 31,		Changes
	2020	2019	Amount	%

Operating Expenses	$4,421	$5,747	$(1,326)	(23)%
Other income (expenses)	25,208	(263)	25,471	(9685)%
Net Income (Loss)	$20,787	$(6,010)	$24,145	(402)%

During the three months ended October 31, 2020 and 2019, the Company did not earn any revenue.

Net income for the three months ended October 31, 2020 was $20,787 compared to net loss of $6,010 for the three months ended October 31, 2019. The increase in net income during the three months ended October 31, 2020 was due to an increase in other income of $25,471 in relation to forgiveness of long term debt and accrued interest.

Six Months Ended October 31, 2020 and 2019

	Six Months Ended
	October 31,		Changes
	2020	2019	Amount	%

Operating expenses	$(7,082)	$(8,330)	$1,248	(15)%
Other income (expenses)	29,130	(525)	29,655	(5649)%
Net Income (Loss)	$22,048	$(8,855)	$30,903	(349)%

During the six months ended October 31, 2020 and 2019, the Company did not earn any revenue.

Net income for the six months ended October 31, 2020 was $22,048 compared to net loss of $8,855 for the six months ended October 31, 2019. The increase in net income during the six months ended October 31, 2020 was due to an increase in other income of $29,655 in relation to forgiveness of long term debt and accrued interest.

Liquidity and Capital Resources

Working Capital

	As of	As of
	October 31,	April 30,	Changes
	2020	2020	Amount	%

Current Assets	$-	$-	$-
Current Liabilities	$53,867	$75,915	$(22,048)	(29)%
Working Capital Deficiency	$(53,867)	$(75,915)	$22,048	(29)%

Our total current liabilities as of October 31, 2020 were $53,867 as compared to total current liabilities of $75,915 as of April 30, 2020. Our working capital deficiency as of October 31, 2020 was $53,867 as compared to our working capital deficiency of $75,915 as of April 30, 2020. The decrease in current liabilities and working capital deficiency were primarily due to forgiveness of long-term debts and accrued interest of $7,096 and forgiveness of loan from the Company’s former director of $22,482.

Cash Flows

	Six Months Ended
	October 31,		Changes
	2020	2019	Amount	%

Cash flows used in operating activities	$(4,223)	$(6,198)	$1,975	-
Cash flows provided by financing activities	4,223	6,198	(1,975)	-
Net changes in cash	$-	$-	$-	-

Cash Flows from Operating Activities

Net cash used in operating activities was $4,223 for the six months ended October 31, 2020 compared with $6,198 used in operating activities during the six months ended October 31, 2019.

During the six months ended October 31, 2020, the net cash used in operating activities was attributed to net income of $22,048, decreased by forgiveness of loans and accrued interest of 29,578 and increased by an increase in accounts payable and accrued liabilities of $2,859 and an increase in accrued interest of $448.

During the six months ended October 31, 2019, the net cash used in operating activities was attributed to net loss of $8,855, decreased by an increase in accounts payable and accrued liabilities of $2,132 and an increase in accrued interest of $525.

Cash Flows from Investing Activities

We have not generated cash flow from investing activities for the six months ended October 31, 2020 and 2019.

Cash Flows from Financing Activities

During the six months ended October 31, 2020, net cash from financing activities was $4,223 derived from advancement from director compared to $6,198 during the six months ended October 31, 2019.

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $87,640, and working capital deficit of $53,867 at October 31, 2020.

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

BOXXY INC.

Dated: February 12, 2021	By:	/s/ Lian Yao Bin
Lian Yao Bin, President and Chief Executive Officer and Chief Financial Officer

