Form 10-Q
period 2021-01-31
Boxxy Inc.
filed 2021-03-31
CIK 1680689

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

9980 S 300 W Suite 200, Sandy, UT 84070

415-968-5642

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

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

4,190,000 Shares of common stock as of March 27, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOXXY INC.

CONDENSED BALANCE SHEETS

AS OF JANUARY 31, 2021 AND APRIL 30, 2020

(Unaudited)

	January 31, 2021	April 30, 2020

ASSETS
Current Assets

Total Current Assets	$-	$-

Mining Property Rights	125,000	-
TOTAL ASSETS	$125,000	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$50,331	$41,187
Accrued interest	1,417	1,860
Long term debt- current portion	-	6,336
Other party loan	-	4,050
Loan from director	129,680	22,482
Total Current Liabilities	181,428	75,915

Loan payable	6,973	6,973

Total Liabilities	188,401	82,888

Commitment and Contingencies	-	-

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized,
4,190,000 shares issued and outstanding	4,190	4,190
Additional paid-in capital	22,610	22,610
Accumulated deficit	(90,201)	(109,688)
Total Stockholders’ Deficit	(63,401)	(82,888)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$125,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOXXY INC.

CONDENSED STATEMENT OF OPERATIONS

FOR THE NINE MONTHS AND THREE MONTHS ENDED JANUARY 31, 2021 AND 2020

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2021	2020	2021	2020

OPERATING EXPENSES
General and administrative expenses	$6,742	$11,255	$13,824	$19,585
Total Operating Expenses	6,742	11,255	13,824	19,585

OTHER INCOME (EXPENSES)
Interest expense	(112)	(263)	(560)	(788)
Other income	4,293	-	33,871	-
	4,181	(263)	33,311	(788)

Income (Loss) from operations	(2,561)	(11,518)	19,487	(20,373)
Provision for income taxes	-	-	-	-
NET INCOME (LOSS)	$(2,561)	$(11,518)	$19,487	$(20,373)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$0.00	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,190,000	4,190,000	4,190,000	4,190,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOXXY INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE AND THREE MONTHS ENDED JANUARY 31, 2021 AND 2020

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - April 30, 2020	4,190,000	$4,190	$22,610	$(109,688)	$(82,888)

Net income	-	-	-	1,261	1,261
Balance - July 31, 2020	4,190,000	$4,190	$22,610	$(108,427)	$(81,627)

Net income	-	-	-	20,787	20,787
Balance - October 31, 2020	4,190,000	$4,190	$22,610	$(87,640)	$(60,840)

Net income	-	-	-	(2,561)	(2,561)
Balance - January 31, 2021	4,190,000	$4,190	$22,610	$(90,201)	$(63,401)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - April 30, 2019	4,190,000	$4,190	$22,610	$(83,027)	$(56,227)

Net loss	-	-	-	(2,845)	(2,845)
Balance - July 31, 2019	4,190,000	$4,190	$22,610	$(85,872)	$(59,072)

Net loss	-	-	-	(6,010)	(6,010)
Balance - October 31, 2019	4,190,000	$4,190	$22,610	$(91,882)	$(65,082)

Net loss	-	-	-	(11,518)	(11,518)
Balance - January 31, 2020	4,190,000	$4,190	$22,610	$(103,400)	$(76,600)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOXXY INC.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE AND THREE MONTHS ENDED JANUARY 31, 2021 AND 2020

(Unaudited)

	Nine Months Ended
	January 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$19,487	$(20,373)
Adjustments to reconcile net loss to net cash from operating activities:
Forgiveness of loans and accrued interest	(33,871)	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	9,144	9,324
Accrued interest	560	788
Net cash used in operating activities	(4,680)	(10,261)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mining property rights	(125,000)	-
Net cash used in investing activities	(125,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from director loan	129,680	10,261
Net cash provided by financing activities	129,680	10,261

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOXXY INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2021

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Boxxy Inc. (the “Company”) was incorporated in Nevada on April 19, 2018. We were a development stage company that intended to develop an online beauty sample subscription service.

On November 26, 2020, the Company completed an acquisition of working interests in certain mining properties as discussed in Note 4 below.

We are currently focusing on mining business.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2021 are not necessarily indicative of the results that may be expected for the year ending April 30, 2021. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2020 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended April 30, 2020 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 28, 2020.

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

Mining Property

Costs of lease, exploration, carrying and retaining unproven mineral properties are expensed as incurred. The Company expenses all mineral exploration costs as incurred as it is still in the exploration stage. If the Company identifies proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs are amortized on a units-of-production basis over the proven and probable reserves following the commencement of production. Interest expense allocable to the cost of developing mining properties and to construct new facilities is capitalized until assets are ready for their intended use.

To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all exploration costs are being expensed.

ASC 930-805, “Extractive Activities-Mining: Business Combinations” states that mineral rights consist of the legal right to explore, extract, and retain at least a portion of the benefits from mineral deposits. Mining assets include mineral rights which are considered tangible assets under ASC 930-805. ASC 930-805 requires that mineral rights be recognized at fair value as of the acquisition date. As a result, the direct costs to acquire mineral rights are initially capitalized as tangible assets. Mineral rights include costs associated with acquiring patented and unpatented mining claims.

ASC 930-805 provides that in measuring the fair value of mineral assets, an acquirer should take into account both:

(a)     The value beyond proven and probable reserves (“VBPP”) to the extent that a market participant would include VBPP in determining the fair value of the assets.

(b)    The effects of anticipated fluctuations in the future market price of minerals in a manner that is consistent with the expectations of market participants.

For the nine months ended January 31, 2021, the Company has capitalized a total of $125,000 in mining property rights.

Impairment

The Company assesses the carrying costs of the capitalized mineral properties for impairment under ASC 360-10, “Impairment of long-lived assets”, and evaluates its carrying value under ASC 930-360, “Extractive Activities - Mining”, annually. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral properties. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral properties over its estimated fair value.

Based on the Company’s evaluation, no impairment has been recorded on the unproven mining property for the nine months ended January 31, 2021.

Revenue Recognition

The Company recognized revenue from the sales of mineral products produced from mining operations in accordance with ASC 606,”Revenue Recognition” following the five steps procedure:

Step 1: The contract has been signed by both parties or when the invoice has been generated and provided to the customer

Step 2: The performance obligations are stated or implied in the contract or invoice

Step 3: The transaction price has been identified in the contract or invoice

Step 4: The Company has allocated the transaction price to the performance obligations pursuant to the contract or invoice

Step 5: The Company satisfied the performance obligations when the mineral products delivered to the purchaser

The Company recognized revenue from the royalty revenue in accordance with ASC 606,”Revenue Recognition” following the five steps procedure:

Step 1: The contract has been signed by both parties for royalty fees

Step 2: The performance obligations are stated or implied in the contract

Step 3: The transaction price has been identified in the contract

Step 4: The Company has allocated the transaction price to the performance obligations pursuant to the contract

Step 5: The Company has satisfied the performance obligations at the same period as the sales that generate the royalty payment

Asset Retirement Obligations

The Company records a liability for asset retirement obligations (“ARO”) associated with its mining properties when those assets are placed in service. The corresponding cost is capitalized as an asset and included in the carrying amount of mining properties and is depleted over the useful life of the properties. Subsequently, the ARO liability is accreted to its then-present value.

Inherent in the fair value calculation of an ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the mining property balance. Settlements greater than or less than amounts accrued as ARO are recorded as a gain or loss upon settlement.

Related Party Balances and Transactions

The Company follows FASB ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transaction. (See Note 5)

Recent accounting pronouncements

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

As reflected in the financial statements, the Company had an accumulated deficit of $90,201, and working capital deficit of $181,428 at January 31, 2021.

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

NOTE 4 – MINING PROPERTY

On November 26, 2020, the Company entered into an Asset Purchase Agreement with a vendor to acquire undivided 100% right, title and interest in and to unpatented mining claims located in the “Territoire d'Eeyou Istchee Baie-James” Québec, for a purchase price of $125,000. (Note 5)

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has received capital from the former director and current director of the Company to pay for the Company expenses. The advance is unsecured non-interest bearing, and due on demand. During the nine months ended January 31, 2021 and 2020, the director advanced $129,680, of which $125,000 was paid for claims on an mining property rights, and $22,482 to the Company for paying operating expenses, respectively.

As of January 31, 2021 and April 30, 2020, the loan from director was $129,680 and $22,482, respectively. Loan from former director in the amount of $22,482 was forgiven as of September 28, 2020.

NOTE 6 – LOAN PAYABLE

The Company has outstanding loans payable of $nil and $6,336 as of January 31, 2021 and April 30, 2020, respectively. The loans payable is unsecured with annual interest rate of 6%. On July 1, 2020, the loan of $3,736 and accrued interest of $448 was forgiven. On September 15, 2020, the loan of $2,600 and accrued interest of $312 was forgiven.

The Company has outstanding long-term loan payable of $6,973 and $6,973 as of January 31, 2021 and April 30, 2020, respectively. The loan payable is unsecured with annual interest rate of 6% and had an original maturity date of April 15, 2020. The maturity date is extended through April 15, 2025.

The Company has outstanding other party loan of $nil and $4,050 as of January 31, 2021 and April 30, 2020, respectively. The loan payable is unsecured with annual interest rate of 6%. On November 10, 2020, other party loan of $4,050 and accrued interest of $486 was forgiven.

Interest expenses were $560 and $788 for the nine months ended January 31, 2021 and 2020, respectively. As of January 31, 2021 and April 30, 2020, accrued interest was $1,417 and $1,860, respectively.

NOTE 7 – STOCKHOLDER’S EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

As of January 31, 2021 and April 30, 2020, the Company had 4,190,000 shares issued and outstanding.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to January 31, 2021 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

The following summary of our operations should be read in conjunction with our unaudited condensed financial statements for the nine months ended January 31, 2021 and 2020, which are included herein.

Three Months Ended January 31, 2021 and 2020

	Three Months Ended
	January 31,		Changes
	2021	2020	Amount	%

Operating Expenses	$(6,742)	$(11,255)	$4,513	(40%)
Other income (expenses)	4,181	(263)	4,444	(1690%)
Net Income (Loss)	$(2,561)	$(11,518)	$8,957	(78%)

During the three months ended January 31, 2021 and 2020, the Company did not earn any revenue.

Net loss for the three months ended January 31, 2021 was $2,561 compared to net loss of $11,518 for the three months ended January 31, 2020. The decrease in net income during the three months ended January 31, 2021 was due to a decrease in operating expenses and an increase in other income of $4,181 in relation to forgiveness of long term debt and accrued interest.

Nine Months Ended January 31, 2021 and 2020

	Nine Months Ended
	January 31,		Changes
	2021	2020	Amount	%

Operating expenses	$(13,824)	$(19,585)	$5,761	(29%)
Other income (expenses)	33,311	(788)	34,099	(4327%)
Net Income (Loss)	$19,487	$(20,373)	$39,860	(196%)

During the nine months ended January 31, 2021 and 2020, the Company did not earn any revenue.

Net income for the nine months ended January 31, 2021 was $13,824 compared to net loss of $19,585 for the nine months ended January 31, 2020. The increase in net income during the nine months ended January 31, 2021 was due to a decrease in operating expenses and an increase in other income of $19,487 in relation to forgiveness of long term debt and accrued interest.

Liquidity and Capital Resources

Working Capital

	As of	As of
	January 31,	April 30,	Changes
	2021	2020	Amount	%

Current Assets	$-	$-	$-
Current Liabilities	$181,428	$75,915	$105,513	139%
Working Capital Deficiency	$(181,428)	$(75,915)	$(105,513)	139%

Our total current liabilities as of January 31, 2021 were $181,428 as compared to total current liabilities of $75,915 as of April 30, 2020. Our working capital deficiency as of January 31, 2021 was $181,428 as compared to our working capital deficiency of $75,915 as of April 30, 2020. The increase in current liabilities and working capital deficiency were primarily due to an increase in loan from Director for the acquisition of mining property rights of $125,000.

Cash Flows

	Nine Months Ended
	January 31,		Changes
	2021	2020	Amount	%

Cash flows used in operating activities	$(4,680)	$(10,261)	$5,581	-
Cash flows used in investing activities	(125,000)	-	(125,000)	-
Cash flows provided by financing activities	129,680	10,261	119,419	10,261
Net changes in cash	$-	$-	$-	-

Cash Flows from Operating Activities

Net cash used in operating activities was $4,680 for the nine months ended January 31, 2021 compared with $10,261 used in operating activities during the nine months ended January 31, 2020.

During the nine months ended January 31, 2021, the net cash used in operating activities was attributed to net income of $19,487, decreased by forgiveness of loans and accrued interest of 33,871 and increased by an increase in accounts payable and accrued liabilities of $9.144 and an increase in accrued interest of $560.

During the nine months ended January 31, 2020, the net cash used in operating activities was attributed to net loss of $20,373, decreased by an increase in accounts payable and accrued liabilities of $9,324 and an increase in accrued interest of $788.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended January 31, 2021 was $125,000 for acquisition of mining property rights. We had no investing activities during the year ended January 31, 2020.

Cash Flows from Financing Activities

During the nine months ended January 31, 2021, net cash from financing activities was $129,680 derived from advancement from director compared to $10,261 during the nine months ended January 31, 2020.

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $90,201, and working capital deficit of $181,428 at January 31, 2021.

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

Mining Property

Costs of lease, exploration, carrying and retaining unproven mineral properties are expensed as incurred. The Company expenses all mineral exploration costs as incurred as it is still in the exploration stage. If the Company identifies proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs are amortized on a units-of-production basis over the proven and probable reserves following the commencement of production. Interest expense allocable to the cost of developing mining properties and to construct new facilities is capitalized until assets are ready for their intended use.

To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all exploration costs are being expensed.

ASC 930-805, “Extractive Activities-Mining: Business Combinations” states that mineral rights consist of the legal right to explore, extract, and retain at least a portion of the benefits from mineral deposits. Mining assets include mineral rights which are considered tangible assets under ASC 930-805. ASC 930-805 requires that mineral rights be recognized at fair value as of the acquisition date. As a result, the direct costs to acquire mineral rights are initially capitalized as tangible assets. Mineral rights include costs associated with acquiring patented and unpatented mining claims.

ASC 930-805 provides that in measuring the fair value of mineral assets, an acquirer should take into account both:

(a)     The value beyond proven and probable reserves (“VBPP”) to the extent that a market participant would include VBPP in determining the fair value of the assets.

(b)    The effects of anticipated fluctuations in the future market price of minerals in a manner that is consistent with the expectations of market participants.

For the nine months ended January 31, 2021, the Company has capitalized a total of $125,000 in mining property rights.

Impairment

The Company assesses the carrying costs of the capitalized mineral properties for impairment under ASC 360-10, “Impairment of long-lived assets”, and evaluates its carrying value under ASC 930-360, “Extractive Activities - Mining”, annually. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral properties. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral properties over its estimated fair value.

Based on the Company’s evaluation, no impairment has been recorded on the unproven mining property for the nine months ended January 31, 2021.

Revenue Recognition

The Company recognized revenue from the sales of mineral products produced from mining operations in accordance with ASC 606,”Revenue Recognition” following the five steps procedure:

Step 1: The contract has been signed by both parties or when the invoice has been generated and provided to the customer

Step 2: The performance obligations are stated or implied in the contract or invoice

Step 3: The transaction price has been identified in the contract or invoice

Step 4: The Company has allocated the transaction price to the performance obligations pursuant to the contract or invoice

Step 5: The Company satisfied the performance obligations when the mineral products delivered to the purchaser

The Company recognized revenue from the royalty revenue in accordance with ASC 606,”Revenue Recognition” following the five steps procedure:

Step 1: The contract has been signed by both parties for royalty fees

Step 2: The performance obligations are stated or implied in the contract

Step 3: The transaction price has been identified in the contract

Step 4: The Company has allocated the transaction price to the performance obligations pursuant to the contract

Step 5: The Company has satisfied the performance obligations at the same period as the sales that generate the royalty payment

Asset Retirement Obligations

The Company records a liability for asset retirement obligations (“ARO”) associated with its mining properties when those assets are placed in service. The corresponding cost is capitalized as an asset and included in the carrying amount of mining properties and is depleted over the useful life of the properties. Subsequently, the ARO liability is accreted to its then-present value.

Inherent in the fair value calculation of an ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the mining property balance. Settlements greater than or less than amounts accrued as ARO are recorded as a gain or loss upon settlement.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

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

BOXXY INC.

Dated: March 31, 2021	By:	/s/ Lian Yao Bin
Lian Yao Bin, President and Chief Executive Officer and Chief Financial Officer

