Form 10-K
period 2021-04-30
Boxxy Inc.
filed 2021-07-29
CIK 1680689

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Mark One

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2021

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

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐     No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2020, was $3,570,000 based on a $3.00 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

4,190,000 Shares of common stock as of July 29, 2021

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

GENERAL

We were incorporated in the State of Nevada on April 16, 2018. We were engaged in the business of selling beauty sample subscriptions. In December 2020, we acquired several gold mining claims in Canada as we have switched our focus to the mining industry. We plan to begin exploration on the properties later in 2021.

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

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange. As of April 30, 2021, no shares of our common stock have traded.

Number of Holders

As of July 29, 2021, the 4,190,000 issued and outstanding shares of common stock were held by a total of 7 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended April 30, 2021 and 2020. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

The following summary of our operations should be read in conjunction with our audited financial statements for the years ended April 30, 2021 and 2020, which are included herein:

	Year Ended
	April 30,		Changes
	2021	2020	Amount	%

Operating expenses	$(27,647)	$(25,617)	$(2,030)	8%
Other income (expenses)	33,449	(1,044)	34,493	(3304%)
Net Income (Loss)	$5,802	$(26,661)	$32,463	(122%)

During the year ended April 30, 2021 and 2020, the Company did not earn any revenue.

Net income for the year ended April 30, 2021 was $5,802 compared to net loss of $26,661 for the year ended April 30, 2020. The increase in net income during the year ended April 30, 2021 was due to an increase in other income of $34,114 in relation to forgiveness of long term debt and accrued interest.

Our operating expenses for the year ended April 30, 2021 was $27,647 compared to $25,617 for the year ended April 30, 2020. The increase in operating expenses during the year ended April 30, 2021 was due to an increase in professional fees paid to attorneys, auditors and transfer agents.

During the year ended April 30, 2021 and 2020, the Company incurred interest expense of $665 and $1,044, respectively.

Liquidity and Capital Resources

Working Capital

	As of	As of
	April 30,	April 30,	Changes
	2021	2020	Amount	%

Current Assets	$-	$-	$-	-
Current Liabilities	$195,113	$75,915	$119,198	157%
Working Capital Deficiency	$(195,113)	$(75,915)	$(119,198)	157%

Our total current liabilities as of April 30, 2021 were $195,113 as compared to total current liabilities of $75,915 as of April 30, 2020. The increase was primarily due to an increase in accounts payable and accrued liabilities, loan form director and accrued interest.

Our working capital deficiency as of April 30, 2021 was $195,113 as compared to our working capital deficiency of $75,915 as of April 30, 2020. The increase in working capital deficiency was mainly due to an increase in accounts payable and accrued liabilities, loan form director and accrued interest.

Cash Flows

	Year Ended
	April 30,		Changes
	2021	2020	Amount	%

Cash flows used in operating activities	$(28,913)	$(10,261)	$(18,652)	182%
Cash flows used in investing activities	(125,000)	-	(125,000)	-
Cash flows provided by financing activities	153,913	10,261	143,652	1400%
Net changes in cash	$-	$-	$-	-

Cash Flows from Operating Activities

Net cash used in operating activities was $28,913 for the year ended April 30, 2021 compared with $10,261 used in operating activities during the year ended April 30, 2020.

During the year ended April 30, 2021, the net cash of $28,312 used in operating activities was attributed to net income of $5,802, and a decrease in accounts payable and accrued liabilities of $1,266 and increased by an increase in accrued interest of $665.

During the year ended April 30, 2020, the net cash used in operating activities was attributed to net loss of $26,661, decreased by an increase in accounts payable and accrued liabilities of $15,356 and an increase in accrued interest of $1,044.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended April 30, 2021 was $125,000 for acquisition of mining property rights. We had no investing activities during the year ended April 30, 2020.

Cash Flows from Financing Activities

During the year ended April 30, 2021, net cash from financing activities was $153,913 compared to $10,261 derived entirely from advancement from director, respectively.

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

Going Concern

The independent auditors' report accompanying our April 30, 2021 and April 30, 2020 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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
Boxxy Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Boxxy Inc. (the Company) as of April 31, 2021 and 2020, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended April 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended April 31, 2021.

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

Critical Audit Matter

The Critical Audit Matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

/s/ JLKZ CPA LLP

JLKZ CPA LLP.

Flushing, New York

July 29, 2021

We have served as the Company’s auditor since May 12, 2016

BOXXY INC.

BALANCE SHEETS

AS OF APRIL 30, 2021 AND 2020

	April 30, 2021	April 30, 2020

ASSETS
Current Assets

Total Current Assets	$-	$-

Mining Property Rights	125,000	-

TOTAL ASSETS	$125,000	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$39,921	$41,187
Accrued interest	1,279	1,860
Long term debt- current portion	-	6,336
Other party loan	-	4,050
Loan from director	153,913	22,482
Total Current Liabilities	195,113	75,915

Loan payable	6,973	6,973

Total Liabilities	202,086	82,888

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized,
4,190,000 shares issued and outstanding	4,190	4,190
Additional paid-in capital	22,610	22,610
Accumulated deficit	(103,886)	(109,688)
Total Stockholders’ Deficit	(77,086)	(82,888)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$125,000	$-

The accompanying notes are an integral part of these audited financial statements.

BOXXY INC.

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED APRIL 30, 2021 AND 2020

	Year Ended
	April 30,
	2021	2020

OPERATING EXPENSES
General and administrative expenses	$27,647	$25,617
Total Operating Expenses	27,647	25,617
Income (loss) from operations	(27,647)	(25,617)

OTHER INCOME (EXPENSES)
Interest expense	(665)	(1,044)
Gain on extinguishment of debt	34,114	-
Other income (expense), net	33,449	(1,044)

Income (Loss) before income taxes	5,802	(26,661)
Provision for income taxes	-	-
NET INCOME (LOSS)	$5,802	$(26,661)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0.00	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,190,000	4,190,000

The accompanying notes are an integral part of these audited financial statements.

BOXXY INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED APRIL 30, 2021 AND 2020

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance - April 30, 2019	4,190,000	$4,190	$22,610	$(83,027)	$(56,227)

Net loss	-	-	-	(26,661)	(26,661)
Balance - April 30, 2020	4,190,000	$4,190	$22,610	$(109,688)	$(82,888)

Net income	-	-	-	5,802	5,802
Balance - April 30, 2021	4,190,000	$4,190	$22,610	$(103,886)	$(77,086)

The accompanying notes are an integral part of these audited financial statements.

BOXXY INC.

STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED APRIL 30, 2021 AND 2020

	Year Ended
	April 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,802	$(26,661)
Adjustments to reconcile net loss to net cash from operating activities:
Gain on extinguishment of debt	(34,114)	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,266)	15,356
Accrued interest	665	1,044
Net cash used in operating activities	(28,913)	(10,261)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mining property rights	(125,000)	-
Net cash used in investing activities	(125,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from director loan	153,913	10,261
Net cash provided by financing activities	153,913	10,261

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Disclosures of Noncash Investing and Financing Activities
Forgiveness of loans	$10,386	$-
Forgiveness of related party loan	$22,482	$-

The accompanying notes are an integral part of these audited financial statements.

BOXXY INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

APRIL 30, 2021

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

For the year ended April 30, 2021, the Company has capitalized a total of $125,000 in mining property rights.

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

Based on the Company’s evaluation, no impairment has been recorded on the unproven mining property for the year ended April 30, 2021.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At April 30, 2021, there were no unrecognized tax benefits. (See Note 8)

Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2021 and 2020, the Company has no dilutive instruments.

Recent accounting pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

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

As reflected in the financial statements, the Company had an accumulated deficit of $103,886, and working capital deficit of $195,113 at April 30, 2021.

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

The Company has received capital from the former director and current director of the Company to pay for the Company expenses. The advance is unsecured non-interest bearing, and due on demand. During the year ended April 30, 2021 and 2020, the director advanced $153,913 of which $125,000 was paid for claims on an mining property rights, and $28,913 to the Company for paying operating expenses, respectively.

As of April 30, 2021 and April 30, 2020, the loan from director was $153,913 and $22,482, respectively. Loan from former director in the amount of $22,482 was forgiven as of September 28, 2020.

NOTE 6 – LOAN PAYABLE

The Company has outstanding loans payable of $nil and $6,336 as of April 30, 2021 and April 30, 2020, respectively. The loans payable is unsecured with annual interest rate of 6%. On July 1, 2020, the loan of $3,736 and accrued interest of $448 was forgiven. On September 15, 2020, the loan of $2,600 and accrued interest of $312 was forgiven.

The Company has outstanding other party loan of $nil and $4,050 as of April 30, 2021 and April 30, 2020, respectively. The loan payable is unsecured with annual interest rate of 6%. On November 10, 2020, other party loan of $4,050 and accrued interest of $486 was forgiven.

The Company has outstanding long-term loan payable of $6,973 and $6,973 as of April 30, 2021 and April 30, 2020, respectively. The loan payable is unsecured with annual interest rate of 6% and had an original maturity date of April 20, 2020. The maturity date is extended through April 20, 2025.

Interest expenses were $665 and $1,044 for the year ended April 30, 2021 and 2020, respectively. As of April 30, 2021 and April 30, 2020, accrued interest was $1,279 and $1,860, respectively.

NOTE 7 – STOCKHOLDER’S EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

As of April 30, 2021 and April 30, 2020, the Company had 4,190,000 shares issued and outstanding.

NOTE 8 – INCOME TAX

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of April 30, 2021 and 2020, are as follows:

	April 30,	April 30,
	2021	2020
Net operating loss carryforward	$(94,888)	$(100,690)
Statutory tax rate	21%	21%
Deferred tax asset	(19,926)	(21,145)
Less: Valuation allowance	19,926	21,145
Net deferred asset	$-	$-

As of April 30, 2021, the Company had $94,888 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2036 and 2038. NOLs generated in tax years prior to April 30, 2018, can be carryforward for twenty years, whereas NOLs generated after April 30, 2018 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2016 through 2021 are subject to review by the tax authorities.

NOTE 9 – RISK AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at April 30, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change, as new events occur and additional information is obtained.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to April 30, 2021 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2021 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2021, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of April 30, 2021, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at April 30, 2021, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2021 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of April 30, 2021, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Lian Yao Bin	54	Director, President, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer
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

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) for the year ended April 30, 2021 and April 30, 2020.

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Lian Yao Bin(1)	2021	0	0	0	0	0	0	0	0
President	2020	0	0	0	0	0	0	0	0

Andrejs Bekess(2)	2021	0	0	0	0	0	0	0	0
President	2020	0	0	0	0	0	0	0	0

(1)	Mr. Lian was appointed as President, Chief Executive Officer, Chief Financial Officer and a Director on September 29, 2020.

(2)	Mr. Bekees was resigned as President, Chief Executive Officer, Chief Financial Officer and a Director on September 29, 2020.

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

CHANGE OF CONTROL

As of April 30, 2021, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 29, 2021 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Principal Stockholders Skycrest Holdings Limited Suite 1, 2nd Floor Sound & Vision House, Francis Rachel Str., Victoria, Mahe, Seychelles	3,000,000 Shares of Common Stock	71.60%
Cede & Co. PO BOX 20, Bowling Green Station, New York, NY 10274	601,100 Shares of Common Stock	14.35%
Directors and Executive Officers as a Group	3,601,100 Shares of Common Stock	85.95%

_________________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 29, 2021. As of July 29, 2021, there were 4,190,000 shares of our company’s common stock issued and outstanding.

Item 13. Certain Relationships and Related Transactions

No director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended April 30, 2021, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Item 14. Principal Accountant Fees and Services

We incurred approximately $15,500 for the year ended April 30, 2021 and $16,000 for the year ended April 30, 2020 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements.

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

BOXXY INC.

Dated: July 29, 2021	By:	/s/ Lian Yao Bin
Lian Yao Bin, President and Chief Executive Officer and Chief Financial Officer

