Form 10-Q
period 2021-07-31
Boxxy Inc.
filed 2021-09-14
CIK 1680689

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

4,190,000 Shares of common stock as of September 10, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOXXY INC.

CONDENSED BALANCE SHEETS

AS OF JULY 31, 2021 AND APRIL 30, 2021

(Unaudited)

	July 31, 2021	April 30, 2021
		(Audited)
ASSETS
Current Assets

Total Current Assets	$-	$-

Mining Property Rights	125,000	125,000

TOTAL ASSETS	$125,000	$125,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$43,870	$39,921
Accrued interest	1,385	1,279
Accrued interest - related party	253	-
Loan from director	-	153,913
Total Current Liabilities	45,508	195,113

Loan payable - related party	156,735	-
Loan payable	6,973	6,973

Total Liabilities	209,216	202,086

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized,
4,190,000 shares issued and outstanding	4,190	4,190
Additional paid-in capital	22,610	22,610
Accumulated deficit	(111,016)	(103,886)
Total Stockholders’ Deficit	(84,216)	(77,086)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$125,000	$125,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOXXY INC.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2021 AND 2020

(Unaudited)

	Three Months Ended
	July 31,
	2021	2020

OPERATING EXPENSES
General and administrative expenses	$6,772	$2,661
Total Operating Expenses	6,772	2,661
Loss from operations	(6,772)	(2,661)

OTHER INCOME (EXPENSES)
Interest expense	(105)	(262)
Interest expense - related party	(253)	-
Gain on extinguishment of debt	-	4,184
Other income (expense), net	(358)	3,922

Income (Loss) before income taxes	(7,130)	1,261
Provision for income taxes	-	-
NET INCOME (LOSS)	$(7,130)	$1,261

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,190,000	4,190,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOXXY INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JULY 31, 2021 AND 2020

(Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance - April 30, 2021	4,190,000	$4,190	$22,610	$(103,886)	$(77,086)

Net loss	-	-	-	(7,130)	(7,130)
Balance - July 31, 2021	4,190,000	$4,190	$22,610	$(111,016)	$(84,216)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance - April 30, 2020	4,190,000	$4,190	$22,610	$(109,688)	$(82,888)

Net income	-	-	-	1,261	1,261
Balance - July 31, 2020	4,190,000	$4,190	$22,610	$(108,427)	$(81,627)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOXXY INC.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2021 AND 2020

(Unaudited)

	Three Months Ended
	July 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,130)	$1,261
Adjustments to reconcile net loss to net cash from operating activities:
Gain on extinguishment of debt	-	(4,184)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	3,949	2,611
Accrued interest	359	262
Net cash used in operating activities	(2,822)	(50)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of promissory note from director	2,822	50
Net cash provided by financing activities	2,822	50

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Issuance of promissory note - related party	$153,913	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOXXY INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JULY 31, 2021

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2021 are not necessarily indicative of the results that may be expected for the year ending April 30, 2022. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2020 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended April 30, 2021 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on July 29, 2021.

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

As of July 31, 2021, the Company has capitalized a total of $125,000 in mining property rights.

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

Based on the Company’s evaluation, no impairment has been recorded on the unproven mining property for the three months ended July 31, 2021.

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

Income Tax

The Company is governed by the Income Tax Law of the U.S. Internal Revenue Code. ASC 740-10-50, “Accounting for Uncertainty in Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions should be recognized in the Company’s financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period.

Related Party Balances and Transactions

The Company follows FASB ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transaction. (See Note 5)

Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of July 31, 2021 and April 30, 2021, the Company has no dilutive instruments.

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

As reflected in the financial statements, the Company had an accumulated deficit of $111,016, and working capital deficit of $45,508 at July 31, 2021.

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

The Company has received capital from the director of the Company to pay for the Company expenses.

On July 1, 2021, the Company issued a promissory note of $153,913 for the amount payable to the director as of April 30, 2021. The note is unsecured with annual interest rate of 2% and will maturity on December 31, 2022.

On July 31, 2021, the Company issued a promissory note of $2,822 for the amount the director pay to the vendors on behalf of the Company during the three months ended July 31, 2021. The note is unsecured with annual interest rate of 2% and will maturity on December 31, 2022.

During the three months ended July 31, 2021, the accrued interest on the notes was $253.

As of July 31, 2021, the loan payable to the director was $156,735 and accrued interest payable was $253.

NOTE 6 – LOAN PAYABLE

The Company has outstanding long-term loan payable of $6,973 and $6,973 as of July 31, 2021 and April 30, 2021, respectively. The loan payable is unsecured with annual interest rate of 6% and had an original maturity date of April 20, 2020. The maturity date is extended through April 20, 2025.

Interest expense was $105 and $262 for the year ended July 31, 2021 and 2020, respectively. As of July 31, 2021 and April 30, 2021, accrued interest was $1,385 and $1,279, respectively.

NOTE 7 – STOCKHOLDER’S EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

As of July 31, 2021 and April 30, 2021, the Company had 4,190,000 shares issued and outstanding.

NOTE 8 – RISK AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at July 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to July 31, 2021 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

The following summary of our operations should be read in conjunction with our unaudited condensed financial statements for the three months ended July 31, 2021 and 2020, which are included herein.

Three Months Ended July 31, 2021 and 2020

	Three Months Ended
	July 31,		Changes
	2021	2020	Amount	%

Operating expenses	$(6,772)	$(2,661)	$(4,111)	154%
Other income (expenses)	(358)	3,922	(4,280)	(109%)
Net Income (Loss)	$(7,130)	$1,261	$(8,391)	(665%)

During the three months ended July 31, 2021 and 2020, the Company did not earn any revenue.

Net loss for the three months ended July 31, 2021 was $7,130 compared to net income of $1,261 for the three months ended July 31, 2020. The decrease in net income during the three months ended July 31, 2021 was due to an increase in operating expenses and a decrease in other income.

Liquidity and Capital Resources

Working Capital

	As of	As of
	July 31,	April 30,	Changes
	2021	2021	Amount	%

Current Assets	$-	$-	$-	0%
Current Liabilities	$45,508	$195,113	$(149,605)	(77%)
Working Capital Deficiency	$(45,508)	$(195,113)	$149,605	(77%)

Our total current liabilities as of July 31, 2021 were $45,508 as compared to total current liabilities of $195,113 as of April 30, 2021. Our working capital deficiency as of July 31, 2021 was $45,508 as compared $195,113 as of April 30, 2021. The decrease in current liabilities and working capital deficiency were primarily due to a decrease in loan from director of $153,913 with the issuance of promissory note of $156,735 under long-term liabilities during the three months ended July 31, 2021.

Cash Flows

	Three Months Ended
	July 31,		Changes
	2021	2020	Amount	%

Cash flows used in operating activities	$(2,822)	$(50)	$(2,772)	5,544%
Cash flows provided by financing activities	2,822	50	2,772	5,544%
Net changes in cash	$-	$-	$-	-

Cash Flows from Operating Activities

Net cash used in operating activities was $2,822 for the three months ended July 31, 2021 compared with $50 during the three months ended July 31, 2020.

During the three months ended July 31, 2021, the net cash used in operating activities was attributed to net loss of $7,130, decreased by an increase in accounts payable and accrued liabilities of $3,949 and an increase in accrued interest of $359.

During the three months ended July 31, 2020, the net cash used in operating activities was attributed to net income of $1,261, increased by an increase in accounts payable and accrued liabilities of $2,611 and an increase in accrued interest of $262, and was reduced by gain on extinguishment of debt of $4,184.

Cash Flows from Investing Activities

There were not investing activities during the three months ended July 31, 2021 and 2020.

Cash Flows from Financing Activities

During the three months ended July 31, 2021, net cash from financing activities was $2,822 derived from director loan compared to $50 during the three months ended July 31, 2020.

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $111,016, and working capital deficit of $45,508 at July 31, 2021.

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

As of July 31, 2021, the Company has capitalized a total of $125,000 in mining property rights.

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

Based on the Company’s evaluation, no impairment has been recorded on the unproven mining property for the nine months ended July 31, 2021.

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

BOXXY INC.

Dated: September 14, 2021	By:	/s/ Lian Yao Bin
Lian Yao Bin, President and Chief Executive Officer and Chief Financial Officer

