Form 10-Q
period 2022-01-31
Boxxy Inc.
filed 2022-03-15
CIK 1680689

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

4,190,000 Shares of common stock as of March 15, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOXXY INC.

CONDENSED BALANCE SHEETS

AS OF JANUARY 31, 2022 AND APRIL 30, 2021

(Unaudited)

	January 31, 2022	April 30, 2021

ASSETS
Current Assets

Total Current Assets	$-	$-

Non-current assets
Mining Property Rights	125,000	125,000

TOTAL ASSETS	$125,000	$125,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$36,493	$39,921
Accrued interest	1,596	1,279
Accrued interest - related party	1,917	-
Loan payable – related party	175,206	153,913
Total Current Liabilities	215,212	195,113

Loan payable	6,973	6,973

Total Liabilities	222,185	202,086

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 4,190,000 shares issued and outstanding	4,190	4,190
Additional paid-in capital	22,610	22,610
Accumulated deficit	(123,985)	(103,886)
Total Stockholders’ Deficit	(97,185)	(77,086)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$125,000	$125,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOXXY INC.

CONDENSED STATEMENT OF OPERATIONS

FOR THE NINE AND THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2022	2021	2022	2021

OPERATING EXPENSES
General and administrative expenses	$5,297	$6,742	$17,866	$13,824
Total Operating Expenses	5,297	6,742	17,866	13,824
Loss from operations	(5,297)	(6,742)	(17,866)	(13,824)

OTHER INCOME (EXPENSES)
Interest expense	(105)	(112)	(316)	(560)
Interest expense - related party	(874)	-	(1,917)	-
Gain on extinguishment of debt	-	4,293	-	33,871
Other income (expense), net	(979)	4,181	(2,233)	33,311

Income (Loss) before income taxes	(6,276)	(2,561)	(20,099)	19,487
Provision for income taxes	-	-	-	-
NET INCOME (LOSS)	$(6,276)	$(2,561)	$(20,099)	$19,487

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,190,000	4,190,000	4,190,000	4,190,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOXXY INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED JANUARY 31, 2022 AND 2021

(Unaudited)

	Common Stock		Additional		Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance - April 30, 2021	4,190,000	$4,190	$22,610	$(103,886)	$(77,086)

Net loss	-	-	-	(7,130)	(7,130)
Balance - July 31, 2021	4,190,000	$4,190	$22,610	$(111,016)	$(84,216)

Net loss	-	-	-	(6,693)	(6,693)
Balance - October 31, 2021	4,190,000	$4,190	$22,610	$(117,709)	$(90,909)

Net loss	-	-	-	(6,276)	(6,276)
Balance - January 31, 2022	4,190,000	$4,190	$22,610	$(123,985)	$(97,185)

	Common Stock		Additional		Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance - April 30, 2020	4,190,000	$4,190	$22,610	$(109,688)	$(82,888)

Net income	-	-	-	1,261	1,261
Balance - July 31, 2020	4,190,000	$4,190	$22,610	$(108,427)	$(81,627)

Net income	-	-	-	20,787	20,787
Balance - October 31, 2020	4,190,000	$4,190	$22,610	$(87,640)	$(60,840)

Net loss	-	-	-	(2,561)	(2,561)
Balance - January 31, 2021	4,190,000	$4,190	$22,610	$(90,201)	$(63,401)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOXXY INC.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2022 AND 2021

(Unaudited)

	Nine Months Ended
	January 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(20,099)	$19,487
Adjustments to reconcile net loss to net cash from operating activities:
Gain on extinguishment of debt	-	(33,871)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(3,428)	9,144
Accrued interest – related party	1,917	-
Accrued interest	317	560
Net cash used in operating activities	(21,293)	(4,680)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mining property rights	-	(125,000)
Net cash used in investing activities	-	(125,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of promissory note from director	21,293	129,680
Net cash provided by financing activities	21,293	129,680

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Issuance of promissory note - related party	$153,913	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOXXY INC.

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2022

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2022 are not necessarily indicative of the results that may be expected for the year ending April 30, 2022. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2020 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended April 30, 2021 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on July 29, 2021.

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

As of January 31, 2022, the Company has capitalized a total of $125,000 in mining property rights.

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

Based on the Company’s evaluation, no impairment has been recorded on the unproven mining property for the nine months ended January 31, 2022.

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

The Company computes income (loss) per share in accordance with FASB ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2022 and April 30, 2021, the Company has no dilutive instruments.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $123,985, and working capital deficit of $215,212 at January 31, 2022.

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

NOTE 4 - MINING PROPERTY

On November 26, 2020, the Company entered into an Asset Purchase Agreement with a vendor to acquire undivided 100% right, title and interest in and to unpatented mining claims located in the “Territoire d’Eeyou Istchee Baie-James” Québec, for a purchase price of $125,000.

NOTE 5 - RELATED PARTY TRANSACTIONS

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

On October 31, 2021, the Company issued a promissory note of $11,450 for the amount the related party paid to the vendors on behalf of the Company during the three months ended October 31, 2021. The note is unsecured with annual interest rate of2% and will mature on December 31, 2022.

On January 31, 2022, the Company issued a promissory note of $7,021 for the amount the related party paid to the vendors on behalf of the Company during the three months ended October 31, 2021. The note is unsecured with annual interest rate of2% and will mature on December 31, 2022.

During the nine months ended January 31, 2022, the accrued interest on the notes was $1,917.

As of January 31, 2022, the loan payable to the related party was $175,206 and accrued interest payable was $1,917.

NOTE 6 - LOAN PAYABLE

The Company has outstanding long-term loan payable of $6,973 and $6,973 as of January 31, 2022 and April 30, 2021, respectively. The loan payable is unsecured with annual interest rate of 6% and had an original maturity date of April 20, 2020. The maturity date is extended through April 20, 2025.

Interest expense was $316 and $560 for the nine months ended January 31, 2022 and 2021, respectively. As of January 31, 2022 and April 30, 2021, accrued interest was $1,596 and $1,279, respectively.

NOTE 7 - STOCKHOLDER’S EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

As of January 31, 2022 and April 30, 2021, the Company had 4,190,000 shares issued and outstanding.

NOTE 8 - RISK AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at January 31, 2022. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to January 31, 2022 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

GENERAL

We were incorporated in the State of Nevada on April 16, 2016. In December 2020, we acquired several gold mining claims in Canada as we have switched our focus to the mining industry. We plan to begin exploration on the properties later in 2022.

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

The following summary of our operations should be read in conjunction with our unaudited condensed financial statements for the nine months ended January 31, 2022 and 2021, which are included herein.

Three Months Ended January 31, 2022 and 2021

	Three Months Ended
	January 31,		Changes
	2022	2021	Amount	%

Operating Expenses	$(5,297)	$(6,742)	$1,445	(21%)
Other Income (Expenses)	(979)	4,181	(5,160)	(123%)
Net Loss	$(6,276)	$(2,561)	$(3,715)	145%

During the three months ended January 31, 2022 and 2021, the Company did not earn any revenue.

Net loss for the three months ended January 31, 2022 was $6,276 compared to net loss of $2,561 for the three months ended January 31, 2021. The increase in net loss during the three months ended January 31, 2022 was due to an increase in other expenses. During the three months ended January 31, 2021, the Company recognized gain on extinguishment of debts of $4,293 recorded under other income.

Nine Months Ended January 31, 2022 and 2021

	Nine Months Ended
	January 31,		Changes
	2022	2021	Amount	%

Operating Expenses	$(17,866)	$(13,824)	$(4,042)	29%
Other Income (Expenses)	(2,233)	33,311	(35,544)	(107%)
Net Income (Loss)	$(20,099)	$19,487	$(39,586)	(203%)

During the nine months ended January 31, 2022 and 2021, the Company did not earn any revenue.

Net loss for the nine months ended January 31, 2022 was $20,099 compared to net income of $19,487 for the nine months ended January 31, 2021. The increase in net loss during the nine months ended January 31, 2022 was due to an increase in operating expenses and an increase in other expenses. During the nine months ended January 31, 2021, the Company recognized gain on extinguishment of debts of $33,871 recorded under other income.

Liquidity and Capital Resources

Working Capital

	As of	As of
	January 31,	April 30,	Changes
	2022	2021	Amount	%

Current Assets	$-	$-	$-	-
Current Liabilities	$215,212	$195,113	$20,099	10%
Working Capital Deficiency	$(215,212)	$(195,113)	$(20,099)	10%

Our total current liabilities as of January 31, 2022 were $215,212 as compared to total current liabilities of $195,113 as of April 30, 2021. Our working capital deficiency as of January 31, 2022 was $215,212 as compared $195,113 as of April 30, 2021. The increase in current liabilities and working capital deficiency were primarily due to an increase in loan from director of $20,099 with the issuance of promissory note of $175,206 under short-term liabilities during the nine months ended January 31, 2022.

Cash Flows

	Nine Months Ended
	January 31,		Changes
	2022	2021	Amount	%

Cash flows used in operating activities	$(21,293)	$(4,680)	$(16,613)	355%
Cash flows used in investing activities	-	(125,000)	125,000	(100%)
Cash flows provided by financing activities	21,293	129,680	(108,387)	(84%)
Net changes in cash	$-	$-	$-	-

Cash Flows from Operating Activities

Net cash used in operating activities was $21,293 for the nine months ended January 31, 2022 compared with $4,680 during the nine months ended January 31, 2021.

During the nine months ended January 31, 2022, the net cash used in operating activities was attributed to net loss of $20,099, increased by a decrease in accounts payable and accrued liabilities of $3,428 and decreased by an increase in accrued interest of $2,234.

During the nine months ended January 31, 2021, the net cash used in operating activities was attributed to net income of $19,487, decreased by forgiveness of loans and accrued interest of 33,871 and increased by an increase in accounts payable and accrued liabilities of $9,144 and an increase in accrued interest of $560.

Cash Flows from Investing Activities

There were no investing activities during the nine months ended January 31, 2022.

Net cash used in investing activities for the nine months ended January 31, 2021 was $125,000 for acquisition of mining property rights.

Cash Flows from Financing Activities

During the nine months ended January 31, 2022 and 2021, net cash from financing activities was $21,293 and $129,680 derived from director loan, respectively.

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $123,985, and working capital deficit of $215,212 at January 31, 2022.

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

As of January 31, 2022, the Company has capitalized a total of $125,000 in mining property rights.

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

Based on the Company’s evaluation, no impairment has been recorded on the unproven mining property for the nine months ended January 31, 2022.

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

BOXXY INC.

Dated: March 15, 2022	By:	/s/ Lian Yao Bin
Lian Yao Bin,
President and Chief Executive Officer and Chief Financial Officer

