Form 10-K
period 2022-04-30
Boxxy Inc.
filed 2022-08-10
CIK 1680689

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2022

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

OSTRAVA 70200CZECH REPUBLIC

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

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐     No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2021, was $1,297,100 based on a $1.09 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

4,190,000 Shares of common stock as of August 9, 2022

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

GENERAL

We were incorporated in the State of Nevada on April 16, 2018. We were engaged in the business of selling beauty sample subscriptions. In December 2020, we acquired several gold mining claims in Canada as we have switched our focus to the mining industry. We planned to begin exploration on the properties. Due to Covid and economic downturn , we were unable to proceed with the mining property exploration. Upon the expiration of the two years term of the property mining rights, we decided not to extend beyond the original term of the mining rights and was fully impaired through year ended April 30, 2022. We are currently in negotiations to acquire other mining rights.

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

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange. As of April 30, 2022, no shares of our common stock have traded.

Number of Holders

As of August 9, 2022, the 4,190,000 issued and outstanding shares of common stock were held by a total of 7 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended April 30, 2022 and 2021. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

 The following summary of our operations should be read in conjunction with our audited financial statements for the years ended April 30, 2022 and 2021, which are included herein:

	Year Ended
	April 30,		Changes
	2022	2021	Amount	%

Operating Expenses	$(29,838)	$(27,647)	$(2,191)	8%
Other Income (Expenses)	(240,656)	33,449	(274,105)	(819%)
Net Income (Loss)	$(270,494)	$5,802	$(276,296)	(4762%)

During the year ended April 30, 2022 and 2021, the Company did not earn any revenue.

Net loss for the year ended April 30, 2022 was $270,494 compared to net income of $5,802 for the year ended April 30, 2021. The increase in net loss during the year ended April 30, 2022 was due to an increase in other expenses of $240,656 in relation to impairment of property mining rights of $125,000, interest expense on loans of $4,000 and interest and penalty on non-filing on previous years’ income tax returns of $ 125,000.

Liquidity and Capital Resources

Working Capital

	As of	As of
	April 30,	April 30,	Changes
	2022	2021	Amount	%

Current Assets	$-	$-	$-	-
Current Liabilities	$175,450	$195,113	$(19,663)	(10%)
Working Capital Deficiency	$(175,450)	$(195,113)	$19,663	(10%)

Our total current liabilities as of April 30, 2022 were $175,450 as compared to total current liabilities of $195,113 as of April 30, 2021. The decrease was primarily due to the sale of the director loan which is due on demand to an unaffiliated party under convertible note with expiry term went beyond one year.

Our working capital deficiency as of April 30, 2022 was $175,450 as compared to our working capital deficiency of $195,113 as of April 30, 2021. The decrease in working capital deficiency was mainly due to the sale of the director loan which is due on demand to an unaffiliated party under convertible note with expiry term went beyond one year.

Cash Flows

	Year Ended
	April 30,		Changes
	2022	2021	Amount	%

Cash flows used in operating activities	$(23,793)	$(28,913)	$5,120	(18%)
Cash flows used in investing activities	-	(125,000)	125,000	(100%)
Cash flows provided by financing activities	23,793	153,913	(130,120)	(85%)
Net changes in cash	$-	$-	$-	-

Cash Flows from Operating Activities

Net cash used in operating activities was $23,793 for the year ended April 30, 2022 compared with $28,913 used in operating activities during the year ended April 30, 2021.

During the year ended April 30, 2022, the net cash of $23,793 used in operating activities was attributed to net loss of $270,494, increased by gain on note extinguishment of $13,344, decreased by impairment on property mining rights of $ 125,000, amortization of note discount of $795 and net changes in operating assets and liabilities of $134,250.

During the year ended April 30, 2021, the net cash of $28,913 used in operating activities was attributed to net income of $5,802, decreased by gain on note extinguishment of $34,114 and net changes in operating assets and liabilities of $601.

Cash Flows from Investing Activities

We had no investing activities during the year ended April 30, 2022.

Net cash used in investing activities for the year ended April 30, 2021 was $125,000 for acquisition of mining property rights.

Cash Flows from Financing Activities

During the year ended April 30, 2022 and 2021, net cash from financing activities was $23,793 and $153,913, respectively.

During the year ended April 30, 2022, we received $2,500 through issuance of promissory note from an unaffiliated party and $21,293 from director’s advancement.

During the year ended April 30, 2021, we received $153,913 through director’s advancement.

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

Going Concern

The independent auditors’ report accompanying our April 30, 2022 and April 30, 2021 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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
Boxxy Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Boxxy Inc. (the Company) as of April 30, 2022 and 2021, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2022.

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

Critical Audit Matter

The Critical Audit Matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates. We determined that there are no critical audit matters.

/s/ JLKZ CPA LLP

JLKZ CPA LLP.

Flushing, New York

August 9, 2022

We have served as the Company’s auditor since May 12, 2016

BOXXY INC.

BALANCE SHEETS

AS OF APRIL 30, 2022 AND 2021

	April 30, 2022	April 30, 2021

ASSETS
Current Assets

Total Current Assets	$-	$-

Non-current Assets

Mining Property Rights	-	125,000

TOTAL ASSETS	$-	$125,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$45,965	$39,921
Accrued interest	4,485	1,279

Loan payable - related party	-	153,913
Income tax Interest and penalty payable	125,000	-

Total Current Liabilities	175,450	195,113

Non-current Liabilities
Convertible note payable, net of note discount of $12,549	165,157	-
Loan payable	6,973	6,973

Total Liabilities	347,580	202,086

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 4,190,000 shares issued and outstanding	4,190	4,190
Additional paid-in capital	22,610	22,610

Accumulated deficit	(374,380)	(103,886)

Total Stockholders’ Deficit	(347,580)	(77,086)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$125,000

The accompanying notes are an integral part of these audited financial statements.

BOXXY INC.

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED APRIL 30, 2022 AND 2020

	Year Ended
	April 30, 2022
	2022	2021

OPERATING EXPENSES
General and administrative expenses	$29,838	$27,647
Total Operating Expenses	29,838	27,647
Loss from operations	(29,838)	(27,647)

OTHER INCOME (EXPENSES)
Interest expense	(2,044)	(665)
Interest expense - related party	(1,956)	-
Gain on note extinguishment	13,344	-
Gain on extinguishment of debt	-	34,114
Impairment on property mining rights	(125,000)	-
Income tax interest and penalty	(125,000)	-
Other income (expense), net	(240,656)	33,449

Income (Loss) before income taxes	(270,494)	5,802
Provision for income taxes	-	-
NET INCOME (LOSS)	$(270,494)	$5,802

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.06)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,190,000	4,190,000

The accompanying notes are an integral part of these audited financial statements.

BOXXY INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED APRIL 30, 2022 AND 2021

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - April 30, 2020	4,190,000	$4,190	$22,610	$(109,688)	$(82,888)

Net income	-	-	-	5,802	5,802
Balance - April 30, 2021	4,190,000	$4,190	$22,610	$(103,886)	$(77,086)

Net loss	-	-	-	(270,494)	(270,494)
Balance - April 30, 2022	4,190,000	$4,190	$22,610	$(374,380)	$(347,580)

The accompanying notes are an integral part of these audited financial statements.

BOXXY INC.

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED APRIL 30, 2022 AND 2021

	Year Ended
	April 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(270,494)	$5,802
Adjustments to reconcile net loss to net cash from operating activities:
Amortization on note discount	795	-
Impairment on property mining rights	125,000	-
Gain on note extinguishment	(13,344)	-

Gain on extinguishment of debt	-	(34,114)
Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	6,044	(1,266)

Accrued interest - related party	-	-

Accrued interest	3,206	665

Income tax Interest and penalty payable	125,000	-

Net cash used in operating activities	(23,793)	(28,913)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of mining property rights	-	(125,000)

Net cash used in investing activities	-	(125,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of promissory note from unaffiliated party	2,500

Proceeds from issuance of promissory note from director	21,293	153,913

Net cash provided by financing activities	23,793	153,913

Net change in cash and cash equivalents	-	-

Cash and cash equivalents - beginning of period	-	-

Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Sale of promissory note and accrued interest from related party to unaffiliated party	$177,162	$-

Issuance of promissory note - related party	$153,913	$-

Forgiveness of loans	$-	$10,386

Forgiveness of related party loan	$-	$22,482

The accompanying notes are an integral part of these audited financial statements.

BOXXY INC.

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2022

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

Based on the Company’s evaluation, the mining property right was fully impaired during the year ended April 30, 2022.

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

Income Tax

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance on deferred tax assets is established when management considers it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Tax benefits from an uncertain tax position are only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Interest and penalties related to unrecognized tax benefits are recorded as incurred as a component of income tax expense. The Company has not recognized any tax benefits from uncertain tax positions for any of the reporting periods presented. (See Note 9)

Related Party Balances and Transactions

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

As of April 30, 2022 and April 30, 2021, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive:

	April 30,	April 30,
	2022	2021
	(Shares)	(Shares)
Convertible note payable	61,322	-

As of April 30, 2022, the convertible shares from the convertible note issued to an unaffiliated party on February 4, 2022 with a convertible rate of $0.35 per shares. (Note 6)

Recent accounting pronouncements

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

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt-Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging-Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a cash conversion feature (“CCF”) and (2) convertible instruments with a beneficial conversion feature (“BCF”). With the adoption of ASU2020-06, entities will not separately present in equity an embedded conversion feature these debts. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company has chosen to early adopt this standard on its year ended April 30, 2022 financial statements and did not record BCF on the issuance of convertible notes with conversion rate below the Company’s market stock price on the date of note issuance.

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

As reflected in the financial statements, the Company had an accumulated deficit of $374,380, and working capital deficit of $175,450 at April 30, 2022.

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

NOTE 4 - MINING PROPERTY

On November 26, 2020, the Company entered into an Asset Purchase Agreement with a vendor to acquire undivided 100% right, title and interest in and to unpatented mining claims located in the “Territoire d’Eeyou Istchee Baie-James” Québec, for a purchase price of $125,000. Upon the expiration of the two years term of the mining rights, the Company decided not to extend the term of the mining rights. During the year ended April 30, 2022, the mining right of $125000 was fully impaired.

NOTE 5 - RELATED PARTY TRANSACTIONS

On July 1, 2021, the Company issued a promissory note of $153,913 to the Company’s director for previous operating expenses of $28,913 and acquisition of mining interest of $125,000 which were paid by the director on the Company’s behalf as of April 30, 2021. The note is unsecured with annual interest rate of 2% and has a mature date of December 31, 2022.

On July 31, 2021, the Company issued a promissory note of $2,822 for the amount the related party paid to the vendors on behalf of the Company during the three months ended July 31, 2021. The note is unsecured with annual interest rate of 2% and has a mature date of December 31, 2022.

On October 31, 2021, the Company issued a promissory note of $11,450 for the amount the related party paid to the vendors on behalf of the Company during the three months ended October 31, 2021. The note is unsecured with annual interest rate of2% and has a mature date of December 31, 2022.

On January 31, 2022, the Company issued a promissory note of $7,021 for the amount the related party paid to the vendors on behalf of the Company during the three months ended January 31, 2022. The note is unsecured with annual interest rate of 2% and has a mature date of December 31, 2022.

On February 4, 2022, the Company’s director sold the promissory notes with aggregate principal of $175,206 and accrued interest of $1,956 to an unaffiliated party. (See Note 6)

NOTE 6 – CONVERTIBLE NOTE PAYABLE

		April 30,	April 30,
	Expiry Date	2022	2021
Convertible Note - February 2022	12/31/2025	$175,206	$-
Convertible Note - April 2022	12/31/2025	2,500	-
		177,706	-
Less debt discount		(12,549)	-
		$165,157	$-

On February 11, 2022, the Company entered into an agreement with the unaffiliated note holder of the promissory note of $175,206 sold to him on February 4, 2022 for the amendment of the promissory note to convertible note which bears annual interest rate of 2%, has a maturity date of December 31, 2025 and is convertible at $0.35 per share for the Company common stock. With the adoption of ASU2020-06, the Company did not record beneficial conversion feature (“BCF”) on the convertible note. The Company assessed the note amendment for a debt extinguishment or modification in accordance with ASC 470-50. Although the change in fair value of the note from the note amendment was calculated at 3% which fell below 10% of the carrying value of the original convertible note, the additional of a note conversion feature indicates the note amendment is regarded as a note extinguishment. On February 11, 2022, gain on note extinguishment of $13,344 and note discount of $133,444 was recognized.

On April 30, 2022, the Company issued a convertible note of $2,500 for the amount the unaffiliated party paid to the vendors on behalf of the Company during the three months ended April 30, 2022. The note bears annual interest rate of 2%, has a maturity date of December 31, 2025 and is convertible at $0.35 per share for the Company common stock.

During the year ended April 30, 2022, amortization on note discount of $795 was incurred.

As of April 30, 2022 and 2021, the convertible notes payable, net of note discount of $12,549 and $0, was $165,157 and $0 respectively.

NOTE 7 - LOAN PAYABLE

The Company has outstanding long-term loan payable of $6,973 and $6,973 as of April 30, 2022 and April 30, 2021, respectively. The loan payable is unsecured with annual interest rate of 6% and had an original maturity date of April 20, 2020. The maturity date is extended through April 20, 2025.

Interest expense was $422 and $665 for the year ended April 30, 2022 and 2021, respectively. As of April 30, 2022 and April 30, 2021, accrued interest was $1,701 and $1,279, respectively.

NOTE 8 - STOCKHOLDER’S EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

As of April 30, 2022 and April 30, 2021, the Company had 4,190,000 shares issued and outstanding.

NOTE 9 – INCOME TAX

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of April 30, 2022 and 2021, are as follows:

	April 30,	April 30,
	2022	2021
Net operating loss carryforward	$(296,173)	$(137,335)
Statutory tax rate	21%	21%
Deferred tax asset	(62,196)	(28,840)
Less: Valuation allowance	62,196	28,840
Net deferred asset	$-	$-

As of April 30, 2022, the Company had approximately $296,000 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2036 and 2039. NOLs generated in tax years prior to April 30, 2018, can be carryforward for twenty years, whereas NOLs generated after April 30, 2018 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. The Company has not filed income tax returns from year ended April 30, 2016 through April 30, 2020. $25,000 annual late tax filing interest and penalty was accrued for an aggregate amount of $125,000.

NOTE 10 - RISK AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at April 30, 2022. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change, as new events occur and additional information is obtained.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to April 30, 2022 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2022 using the criteria established in “ Internal Control - Integrated Framework “ issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2022, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of April 30, 2022, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at April 30, 2022, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2022 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of April 30, 2022, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Lian Yao Bin	55	Director, President, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer
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

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) for the year ended April 30, 2022 and April 30, 2021.

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Lian Yao Bin(1)	2022	0	0	0	0	0	0	0	0
President	2021	0	0	0	0	0	0	0	0

Andrejs Bekess(2)	2021	0	0	0	0	0	0	0	0
President

(1)	Mr. Lian was appointed as President, Chief Executive Officer, Chief Financial Officer and a Director on September 29, 2020.

(2)	Mr. Bekees was resigned as President, Chief Executive Officer, Chief Financial Officer and a Director on September 29, 2020.

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

CHANGE OF CONTROL

As of April 30, 2022, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 9, 2022 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Principal Stockholders Skycrest Holdings Limited Suite 1, 2nd Floor Sound & Vision House, Francis Rachel Str., Victoria, Mahe, Seychelles	3,000,000 Shares of Common Stock	71.60%
Directors and Executive Officers as a Group	3,000,000 Shares of Common Stock	71.60%

_________________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 26, 2022. As of May 26, 2022, there were 4,190,000 shares of our company’s common stock issued and outstanding.

Item 13. Certain Relationships and Related Transactions

No director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended April 30, 2022, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Item 14. Principal Accountant Fees and Services

We incurred approximately $12,600 for the year ended April 30, 2022 and $15,500 for the year ended April 30, 2021 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements.

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

BOXXY INC.

Dated: August 9, 2022	By:	/s/ Lian Yao Bin
Lian Yao Bin, President and Chief Executive Officer and Chief Financial Officer

