Form 10-Q
period 2022-07-31
Boxxy Inc.
filed 2022-09-16
CIK 1680689

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

4,190,000 Shares of common stock as of September 14, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOXXY INC.

BALANCE SHEETS

AS OF JULY 31, 2022 AND APRIL 30, 2022

(Unaudited)

	July 31, 2022	April 30, 2022

ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$44,288	$45,965
Accrued interest	5,498	4,485
Income tax Interest and penalty payable	125,000	125,000
Total Current Liabilities	174,786	175,450

Non-current Liabilities
Convertible note payable, net of note discount of $11,688 and $12,549, respectively	173,618	165,157
Loan payable	6,973	6,973
Total Liabilities	354,777	347,580

Stockholders’ Deficit

Common stock, par value $0.001; 75,000,000 shares authorized, 4,190,000 shares issued and outstanding	4,190	4,190
Additional paid-in capital	22,610	22,610
Accumulated deficit	(382,177)	(374,380)
Total Stockholders’ Deficit	(355,377)	(347,580)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOXXY INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2022 AND 2021

(Unaudited)

	Three Months Ended
	July 31,
	2022	2021

OPERATING EXPENSES
General and administrative expenses	$5,922	$6,772
Total Operating Expenses	5,922	6,772
Loss from operations	(5,922)	(6,772)

OTHER INCOME (EXPENSES)
Interest expense	(1,875)	(105)
Interest expense - related party	-	(253)
Other income (expense), net	(1,875)	(358)

Loss before income taxes	(7,797)	(7,130)
Provision for income taxes	-	-
NET LOSS	$(7,797)	$(7,130)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,190,000	4,190,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOXXY INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS JULY 31, 2022 AND 2021

(Unaudited)

Three Months Ended July 31, 2022

	Common Stock		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - April 30, 2022	4,190,000	$4,190	$22,610	$(374,380)	$(347,580)

Net loss	-	-	-	(7,797)	(7,797)
Balance - July 31, 2022	4,190,000	$4,190	$22,610	$(382,177)	$(355,377)

Three Months Ended July 31, 2021

	Common Stock		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - April 30, 2021	4,190,000	$4,190	$22,610	$(103,886)	$(77,086)

Net loss	-	-	-	(7,130)	(7,130)
Balance - July 31, 2021	4,190,000	$4,190	$22,610	$(111,016)	$(84,216)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOXXY INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2022 AND 2021

(Unaudited)

	Three Months Ended
	July 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,797)	$(7,130)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization on note discount	861	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,677)	3,949
Accrued interest	1,013	359
Net cash used in operating activities	(7,600)	(2,822)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of promissory note from unaffiliated party	7,600
Proceeds from issuance of promissory note from director	-	2,822
Net cash provided by financing activities	7,600	2,822

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Issuance of promissory note - related party	$-	$153,913

The accompanying notes are an integral part of these condensed unaudited financial statements.

BOXXY INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JULY 31, 2022

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Boxxy Inc. (the “Company”) was incorporated in Nevada on April 19, 2016. We were a development stage company that intended to develop an online beauty sample subscription service.

On November 26, 2020, the Company completed an acquisition of working interests in certain mining properties.

We are currently focusing on mining business.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2022 are not necessarily indicative of the results that may be expected for the year ending April 30, 2023. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2022 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended April 30, 2022 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on August 10, 2022.

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

As of July 31, 2022 and July 31, 2021, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive:

	July 31,	July 31,
	2022	2021
	(Shares)	(Shares)
Convertible note payable	526,874	-

As of July 31,2022, the total convertible shares from convertible notes totaling $184,406 issued to an unaffiliated party from February 4, 2022 through July 31, 2022 with conversion rate of $0.35 per shares was 526,874 shares. (See Note 5)

Recent accounting pronouncements

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

As reflected in the financial statements, the Company had an accumulated deficit of $382,177, and working capital deficit of $174,786 at July 31, 2022.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

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

On February 4, 2022, the Company’s director sold the promissory notes with aggregate principal of $175,206 and accrued interest of $1,956 to an unaffiliated party. (See Note 5)

NOTE 5 – CONVERTIBLE NOTE PAYABLE

		July 31,	April 30,
	Expiry Date	2022	2022
Convertible Note - February 2022	12/31/2025	$175,206	$175,206
Convertible Note - April 2022	12/31/2025	2,500	2,500
Convertible Note - July 2022	12/31/2025	7,600
		185,306	177,706
Less debt discount		(11,688)	(12,549)
		$173,618	$165,157

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

On July 31, 2022, the Company issued a convertible note of $7,600 for the amount the unaffiliated party paid to the vendors on behalf of the Company during the three months ended July 31, 2022. The note bears annual interest rate of 2%, has a maturity date of December 31, 2025 and is convertible at $0.35 per share for the Company common stock.

During the three months ended July 31, 2022, amortization on note discount of $861 was incurred.

Interest expenses of convertible note was $908 for the three months ended July 31, 2022. As of July 31, 2022 and April 30, 2022, accrued interest of convertible note was $3,692 and $2,784.

As of July 31, 2022 and April 30, 2022, the convertible notes payable, net of note discount of $11,688 and $12,549, was $173,618 and $165,157, respectively.

NOTE 6 - LOAN PAYABLE

The Company has outstanding long-term loan payable of $6,973 and $6,973 as of July 31, 2022 and April 30, 2022, respectively. The loan payable is unsecured with annual interest rate of 6% and had an original maturity date of April 20, 2020. The maturity date is extended through April 20, 2025.

Interest expense was $105 and $105 for the three months ended July 31, 2022 and 2021, respectively. As of July 31, 2022 and April 30, 2022, accrued interest was $1,806 and $1,701, respectively.

NOTE 7 - STOCKHOLDER’S EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

As of July 31, 2022 and April 30, 2022, the Company had 4,190,000 shares issued and outstanding.

NOTE 8 - RISK AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at July 31, 2022. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to July 31, 2022 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

The following summary of our operations should be read in conjunction with our unaudited condensed financial statements for the three months ended July 31, 2022 and 2021, which are included herein.

Three Months Ended July 31, 2022 and 2021

	Three Months Ended
	July 31,		Changes
	2022	2021	Amount	%

Operating Expenses	$(5,922)	$(6,772)	$850	(13%)
Other Income (Expenses)	(1,875)	(358)	(1,517)	424%
Net Income (Loss)	$(7,797)	$(7,130)	$(667)	9%

During the three months ended July 31, 2022 and 2021, the Company did not earn any revenue.

Net loss for the three months ended July 31, 2022 was $7,797 compared to net loss of $7,130 for the three months ended July 31, 2021. During the three months July 31, 2022, the Company incurred less professional fees but recorded more interest expenses from convertible notes.

Liquidity and Capital Resources

Working Capital

	As of	As of
	July 31,	April 30,	Changes
	2022	2022	Amount	%

Current Assets	$-	$-	$-	-
Current Liabilities	$174,786	$175,450	$(664)	(0%)
Working Capital Deficiency	$(174,786)	$(175,450)	$664	(0%)

Our total current liabilities as of July 31, 2022 were $174,186 as compared to total current liabilities of $175,450 as of April 30, 2022. Our working capital deficiency as of July 31, 2022 was $174,786 as compared $175,450 as of April 30, 2022. The increase in working capital was due to an increase in convertible notes and accrued interest.

Cash Flows

	Three Months Ended
	July 31,		Changes
	2022	2021	Amount	%

Cash flows used in operating activities	$(7,600)	$(2,822)	$(4,778)	169%
Cash flows provided by financing activities	7,600	2,822	4,778	169%
Net changes in cash	$-	$-	$-	-

Cash Flows from Operating Activities

Net cash used in operating activities was $7,600 for the three months ended July 31, 2022 compared with $2,822 during the three months ended July 31, 2021.

During the three months ended July 31, 2022, the net cash used in operating activities was attributed to net loss of $7,797, offset by amortization on note discount of $861 and increased by net changes in operating assets and liabilities of $664.

During the three months ended July 31, 2021, the net cash used in operating activities was attributed to net loss of $7,130, decreased by net changes in operating assets and liabilities of $4,308.

Cash Flows from Investing Activities

There were no investing activities during the three months ended July 31, 2022 and 2021.

Cash Flows from Financing Activities

During the three months ended July 31, 2022 and 2021, net cash from financing activities was $7,600 and $2,822, respectively.

During the three months ended July 31, 2022, we received $7,600 through issuance of promissory note from an unaffiliated party.

During the three months ended July 31, 2021, we received $2,822 through director’s advancement.

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $382,177, and working capital deficit of $174,786 at July 31, 2022.

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

BOXXY INC.

Dated: September 15, 2022	By:	/s/ Lian Yao Bin
Lian Yao Bin,
President and Chief Executive Officer and Chief Financial Officer

