Form 10-Q
period 2022-10-31
Boxxy Inc.
filed 2022-12-14
CIK 1680689

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

4,190,000 Shares of common stock as of December 6, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BOXXY INC.

BALANCE SHEETS

AS OF OCTOBER 31, 2022 AND APRIL 30, 2022

	October 31, 2022	April 30, 2022
	(Unaudited)	(Audited)
ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$44,408	$45,965
Accrued interest	6,551	4,485
Income tax Interest and penalty payable	125,000	125,000
Total Current Liabilities	175,959	175,450

Non-current Liabilities
Convertible note payable, net of note discount of $10,827 and $12,549, respectively	186,204	165,157
Loan payable	6,973	6,973

Total Liabilities	369,136	347,580

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized,
4,190,000 shares issued and outstanding	4,190	4,190
Additional paid-in capital	22,610	22,610
Accumulated deficit	(395,936)	(374,380)
Total Stockholders’ Deficit	(369,136)	(347,580)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOXXY INC.

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2022 AND 2021

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2022	2021	2022	2021

OPERATING EXPENSES
General and administrative expenses	$11,846	$5,797	$17,768	$12,569
Total Operating Expenses	11,846	5,797	17,768	12,569
Loss from operations	(11,846)	(5,797)	(17,768)	(12,569)

OTHER EXPENSES
Interest expense	(1,913)	(106)	(3,788)	(211)
Interest expense - related party	-	(790)	-	(1,043)
Other expenses, net	(1,913)	(896)	(3,788)	(1,254)

Loss before income taxes	(13,759)	(6,693)	(21,556)	(13,823)
Provision for income taxes	-	-	-	-
NET LOSS	$(13,759)	$(6,693)	$(21,556)	$(13,823)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,190,000	4,190,000	4,190,000	4,190,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOXXY INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS OCTOBER 31, 2022 AND 2021

Three Months and Six Months Ended October 31, 2022

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance - April 30, 2022	4,190,000	$4,190	$22,610	$(374,380)	$(347,580)

Net loss	-	-	-	(7,797)	(7,797)
Balance - July 31, 2022	4,190,000	$4,190	$22,610	$(382,177)	$(355,377)

Net loss	-	-	-	(13,759)	(13,759)
Balance - October 31, 2022	4,190,000	$4,190	$22,610	$(395,936)	$(369,136)

Three Months and Six Months Ended October 31, 2021

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance - April 30, 2021	4,190,000	$4,190	$22,610	$(103,886)	$(77,086)

Net loss	-	-	-	(7,130)	(7,130)
Balance - July 31, 2021	4,190,000	$4,190	$22,610	$(111,016)	$(84,216)

Net loss	-	-	-	(6,693)	(6,693)
Balance - October 31, 2021	4,190,000	$4,190	$22,610	$(117,709)	$(90,909)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOXXY INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2022 AND 2021

(Unaudited)

	Six Months Ended
	October 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,556)	$(13,823)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization on note discount	1,722	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,557)	(1,703)
Accrued interest	2,066	1,254
Net cash used in operating activities	(19,325)	(14,272)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of promissory note from unaffiliated party	19,325	-
Proceeds from issuance of promissory note from director	-	14,272
Net cash provided by financing activities	19,325	14,272

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Issuance of promissory note - related party	$-	$153,913

The accompanying notes are an integral part of these condensed unaudited financial statements.

BOXXY INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

OCTOBER 31, 2022

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 2022 are not necessarily indicative of the results that may be expected for the year ending April 30, 2023. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2022 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended April 30, 2022 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on August 10, 2022.

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

Related Party Balances and Transactions

The Company follows FASB ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transaction. (Note 4)

Basic and Diluted Income (Loss) Per Share

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

As of October 31, 2022 and October 31, 2021, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive:

	October 31,	July 31,
	2022	2021
	(Shares)	(Shares)
Convertible note payable	562,945	-

As of October 31,2022, the total convertible shares from convertible notes totaling $197,031 issued to an unaffiliated party from February 4, 2022 through October 31, 2022 with conversion rate of $0.35 per shares was 562,945 shares. (Note 5)

Recent accounting pronouncements

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

As reflected in the financial statements, the Company had an accumulated deficit of $395,936, and working capital deficit of $175,959 at October 31, 2022.

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

In December 2020, the Company acquired several gold mining claims in Canada. The Company planned for exploration on the properties. Due to Covid and economic downturn , the Company was unable to proceed with the mining property exploration. Upon the expiration of the two years term of the property mining rights, the Company decided not to extend beyond the original term of the mining rights and was fully impaired during year ended April 30, 2022.

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

On February 4, 2022, the Company’s director sold the promissory notes with aggregate principal of $175,206 and accrued interest of $1,956 to an unaffiliated party. (Note 5)

NOTE 5 – CONVERTIBLE NOTE PAYABLE

As of October 31, 2022 and April 30, 2022, the convertible note payable was shown as follows:

		October 31,	April 30,
	Expiry Date	2022	2022
Convertible Note - February 2022	12/31/2025	$175,206	$175,206
Convertible Note - April 2022	12/31/2025	2,500	2,500
Convertible Note - July 2022	12/31/2025	7,600	-
Convertible Note - October 2022	12/31/2025	11,725	-
		197,031	177,706
Less debt discount		(10,827)	(12,549)
		$186,204	$165,157

On February 11, 2022, the Company entered into an agreement with the unaffiliated note holder of the promissory note of $175,206 sold to him on February 4, 2022 for the amendment of the promissory note to convertible note which bears annual interest rate of 2%, has a maturity date of December 31, 2025 and is convertible at $0.35 per share for the Company common stock. With the adoption of ASU2020-06, the Company did not record beneficial conversion feature (“BCF”) on the convertible note. The Company assessed the note amendment for a debt extinguishment or modification in accordance with ASC 470-50. Although the change in fair value of the note from the note amendment was calculated at 3% which fell below 10% of the carrying value of the original convertible note, the additional of a note conversion feature indicates the note amendment is regarded as a note extinguishment. On February 11, 2022, gain on note extinguishment of $13,344 and note discount of $13,344 was recognized.

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

On October 31, 2022, the Company issued a convertible note of $11,725 for the amount the unaffiliated party paid to the vendors on behalf of the Company during the three months ended October 31, 2022. The note bears annual interest rate of 2%, has a maturity date of December 31, 2025 and is convertible at $0.35 per share for the Company common stock.

During the six months ended October 31, 2022 and 2021, interest expense of $1,855 and $1,058 was incurred, respectively.

During the six months ended October 31, 2022 and 2021, amortization on note discount of $1,722 and $0 was incurred. Respectively.

As of October 31, 2022 and April 30, 2022, the convertible notes payable, net of note discount of $10,827 and $12,549, was $186,204 and $165,157, respectively.

NOTE 6 - LOAN PAYABLE

The Company has outstanding long-term loan payable of $6,973 and $6,973 as of October 31, 2022 and April 30, 2022, respectively. The loan payable is unsecured with annual interest rate of 6% and had an original maturity date of April 20, 2020. The maturity date is extended through April 20, 2025.

Interest expense was $211 and $211 for the six months ended October 31, 2022 and 2021, respectively.

As of October 31, 2022 and April 30, 2022, accrued interest was $1,912 and $1,701, respectively.

NOTE 7 - STOCKHOLDER’S EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

As of October 31, 2022 and April 30, 2022, the Company had 4,190,000 shares issued and outstanding.

NOTE 8 - RISK AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at October 31, 2022. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

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

The following summary of our operations should be read in conjunction with our unaudited condensed financial statements for the three and six months ended October 31, 2022 and 2021, which are included herein.

Three Months Ended October 31, 2022 and 2021

	Three Months Ended
	October 31,		Changes
	2022	2021	Amount	%

Operating Expenses	$(11,846)	$(5,797)	$(6,049)	104%
Other Income (Expenses)	(1,913)	(896)	(1,017)	114%
Net Loss	$(13,759)	$(6,693)	$(7,066)	106%

During the three months ended October 31, 2022 and 2021, the Company did not earn any revenue.

Net loss for the three months ended October 31, 2022 was $13,759 compared to net loss of $6,693 for the three months ended October 31, 2021. The increase in net loss was due to an increase in professional fees and an increase in interest expense and amortization of debt discount.

Six Months Ended October 31, 2022 and 2021

	Six Months Ended
	October 31,		Changes
	2022	2021	Amount	%

Operating Expenses	$(17,768)	$(12,569)	$(5,199)	41%
Other Income (Expenses)	(3,788)	(1,254)	(2,534)	202%
Net Income (Loss)	$(21,556)	$(13,823)	$(7,733)	56%

During the six months ended October 31, 2022 and 2021, the Company did not earn any revenue.

Net loss for the six months ended October 31, 2022 was $21,556 compared to net loss of $13,823 for the six months ended October 31, 2021. The increase in net loss was due to an increase in professional fees and an increase in interest expense from convertible notes.

Liquidity and Capital Resources

Working Capital

	As of	As of
	October 31,	April 30,	Changes
	2022	2022	Amount	%

Current Assets	$-	$-	$-	-
Current Liabilities	$175,959	$175,450	$509	0.3%
Working Capital Deficiency	$(175,959)	$(175,450)	$(509)	0.3%

Our total current liabilities as of October 31, 2022 were $175,959 as compared to total current liabilities of $175,450 as of April 30, 2022. Our working capital deficiency as of October 31, 2022 was $175,959 as compared $175,450 as of April 30, 2022. The increase in working capital deficiency was due to an increase in accrued interest and amortization of debt discount.

Cash Flows

	Six Months Ended
	October 31,		Changes
	2022	2021	Amount	%

Cash flows used in operating activities	$(19,325)	$(14,272)	$(5,053)	35%
Cash flows provided by financing activities	19,325	14,272	5,053	35%
Net changes in cash	$-	$-	$-	-

Cash Flows from Operating Activities

Net cash used in operating activities was $19,325 for the six months ended October 31, 2022 compared with $14,272 during the six months ended October 31, 2021.

During the six months ended October 31, 2022, the net cash used in operating activities was attributed to net loss of $21,556, offset by amortization on note discount of $1,722 and increased by net changes in operating assets and liabilities of $509.

During the six months ended October 31, 2021, the net cash used in operating activities was attributed to net loss of $13,823, increased by net changes in operating assets and liabilities of $449.

Cash Flows from Investing Activities

There were no investing activities during the six months ended October 31, 2022 and 2021.

Cash Flows from Financing Activities

During the six months ended October 31, 2022 and 2021, net cash from financing activities was $19,325 and $14,272, respectively.

During the six months ended October 31, 2022, we received $19,325 through issuance of promissory note from an unaffiliated party.

During the six months ended October 31, 2021, we received $14,272 through director’s advancement.

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $395,936, and working capital deficit of $175,959 at October 31, 2022.

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

BOXXY INC.

Dated: December 13, 2022	By:	/s/ Lian Yao Bin
Lian Yao Bin,
President and Chief Executive Officer and Chief Financial Officer

