Form 10-Q
period 2023-01-31
Natural Resource Holdings, Inc.
filed 2023-03-15
CIK 1680689

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-213553

NATURAL RESOURCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	5960	32-0500871
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

9980 S 300 W Suite 200, Sandy, UT 84070

415-968-5642

boxxyinc@vivaldi.net

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

209,502 Shares of Common Stock as of March 10, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATURAL RESOURCE HOLDINGS, INC.

BALANCE SHEETS

AS OF JANUARY 31, 2023 AND APRIL 30, 2022

	January 31, 2023	April 30, 2022
	(Unaudited)	(Audited)
ASSETS
Current Assets
Prepaid expense	$5,667	$-
Total Current Assets	5,667	-

TOTAL ASSETS	$5,667	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$49,202	$45,965
Accrued interest	7,663	4,485
Income tax Interest and penalty payable	125,000	125,000
Total Current Liabilities	181,865	175,450

Non-current Liabilities
Convertible note payable, net of note discount of $9,966 and $12,549, respectively	199,565	165,157
Loan payable	6,973	6,973

Total Liabilities	388,403	347,580

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized,
209,502 shares issued and outstanding	210	210
Additional paid-in capital	26,590	26,590
Accumulated deficit	(409,536)	(374,380)
Total Stockholders’ Deficit	(382,736)	(347,580)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,667	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL RESOURCE HOLDINGS, INC.

STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED JANUARY 31, 2023 AND 2022

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2023	2022	2023	2022

OPERATING EXPENSES
General and administrative expenses	$8,793	$5,297	$26,561	$17,866
Mining exploration	2,833	-	2,833	-
Total Operating Expenses	11,626	5,297	29,394	17,866
Loss from operations	(11,626)	(5,297)	(29,394)	(17,866)

OTHER EXPENSES
Interest expense	(1,974)	(105)	(5,762)	(316)
Interest expense - related party	-	(874)	-	(1,917)
Other expenses, net	(1,974)	(979)	(5,762)	(2,233)

Loss before income taxes	(13,600)	(6,276)	(35,156)	(20,099)
Provision for income taxes	-	-	-	-
NET LOSS	$(13,600)	$(6,276)	$(35,156)	$(20,099)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.06)	$(0.03)	$(0.17)	$(0.10)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	209,502	209,502	209,502	209,502

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL RESOURCE HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS JANUARY 31, 2023 AND 2022

(Unaudited)

Three Months and Nine Months Ended January 31, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Deficit

*Balance - April 30, 2022	209,502	$210	$26,590	$(374,380)	$(347,580)

Net loss	-	-	-	(7,797)	(7,797)
Balance - July 31, 2022	209,502	$210	$26,590	$(382,177)	$(355,377)

Net loss	-	-	-	(13,759)	(13,759)
Balance - October 31, 2022	209,502	$210	$26,590	$(395,936)	$(369,136)

Net loss	-	-	-	(13,600)	(13,600)
Balance - January 31, 2023	209,502	$210	$26,590	$(409,536)	$(382,736)

* Retroactively reflect reverse stock split of 1:20

Three Months and Nine Months Ended January 31, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Deficit

*Balance - April 30, 2021	209,502	$210	$26,590	$(103,886)	$(77,086)

Net loss	-	-	-	(7,130)	(7,130)
Balance - July 31, 2021	209,502	$210	$26,590	$(111,016)	$(84,216)

Net loss	-	-	-	(6,693)	(6,693)
Balance - October 31, 2021	209,502	$210	$26,590	$(117,709)	$(90,909)

Net loss	-	-	-	(6,276)	(6,276)
Balance - January 31, 2022	209,502	$210	$26,590	$(123,985)	$(97,185)

 * Retroactively reflect reverse stock split of 1:20

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL RESOURCE HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2023 AND 2022

(Unaudited)

	Nine Months Ended
	January 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,156)	$(20,099)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization on note discount	2,583	-
Changes in operating assets and liabilities:
Prepaid expense	(5,667)	-
Accounts payable and accrued liabilities	3,237	(3,428)
Accrued interest - related party	-	1,917
Accrued interest	3,178	317
Net cash used in operating activities	(31,825)	(21,293)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of promissory note from unaffiliated party	31,825	-
Proceeds from issuance of promissory note from director	-	21,293
Net cash provided by financing activities	31,825	21,293

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Issuance of promissory note - related party	$-	$153,913

The accompanying notes are an integral part of these condensed unaudited financial statements.

NATURAL RESOURCE HOLDINGS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JANUARY 31, 2023

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Natural Resource Holdings, Inc. (the “Company”) was incorporated in Nevada on April 19, 2016. We were a development stage company that intended to develop an online beauty sample subscription service.

On November 26, 2020, the Company completed an acquisition of working interests in certain mining properties. The mining property right was fully impaired during the year ended April 30, 2022.

On October 18, 2022, majority of the Company’s shareholders approved a reverse stock split of our issued and outstanding shares of common stock on a basis of up to twenty (20) old shares for one (1) new share of common stock. The reverse stock split was approved by FINRA for approval on February 21, 2023. The financial statements retroactively reflect the reverse stock split.

On January 8, 2023, the Company entered into an agreement with a surveying consulting firm for mining and mineral exploration and surveying services on Potter County, PA Utica Shale area oil and gas properties.

On February 14, 2023, the Company’s name changed to Natural Resources Holdings, Inc. and the Company trading symbol will change to “NRHI” effective 20 business days from February 21, 2023.

We are currently focusing on mining business.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2023 are not necessarily indicative of the results that may be expected for the year ending April 30, 2023. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2022 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended April 30, 2022 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on August 10, 2022.

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

During the nine months ended, the Company incurred mining exploration expense of $2,833 for surveying services on Potter County, PA Utica Shale area oil and gas properties performed in January 2023.

Prepaid Expense

Prepaid expense relates to prepayment for surveying services on Potter County, PA Utica Shale area oil and gas properties performed in February 2023.

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

As of January 31, 2023 and January 31, 2022, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive:

	January 31,	January 31,
	2023	2022
	(Shares)	(Shares)
Convertible note payable	598,659	-

As of January 31, 2023, the total convertible shares from convertible notes totaling $199,565 issued to an unaffiliated party from February 4, 2022 through January 31, 2023 with conversion rate of $0.35 per shares was 598,659 shares. (Note 5)

Recent accounting pronouncements

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

As reflected in the financial statements, the Company had an accumulated deficit of $409,536, and working capital deficit of $176,198 at January 31, 2023.

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

NOTE 5 – CONVERTIBLE NOTE PAYABLE

As of January 31, 2023 and April 30, 2022, the convertible note payable was shown as follows:

		January 31,	April 30,
	Expiry Date	2023	2022
Convertible Note - February 2022	12/31/2025	$175,206	$175,206
Convertible Note - April 2022	12/31/2025	2,500	2,500
Convertible Note - July 2022	12/31/2025	7,600	-
Convertible Note - October 2022	12/31/2025	11,725	-
Convertible Note - January 2023	12/31/2025	12,500
		209,531	177,706
Less debt discount		(9,966)	(12,549)
		$199,565	$165,157

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

On January 31, 2023, the Company issued a convertible note of $12,500 for the amount the unaffiliated party paid to the vendors on behalf of the Company during the three months ended January 31, 2023. The note bears annual interest rate of 2%, has a maturity date of December 31, 2025 and is convertible at $0.35 per share for the Company common stock.

During the nine months ended January 31, 2023 and 2022, interest expense of $2,862 and $1,917 was incurred, respectively.

During the nine months ended January 31, 2023 and 2022, amortization on note discount of $2,583 and $0 was incurred, respectively.

As of January 31, 2023 and April 30, 2022, the convertible notes payable, net of note discount of $9,966 and $12,549, was $199,565 and $165,157, respectively.

NOTE 6 - LOAN PAYABLE

The Company has outstanding long-term loan payable of $6,973 and $6,973 as of January 31, 2023 and April 30, 2022, respectively. The loan payable is unsecured with annual interest rate of 6% and had an original maturity date of April 20, 2020. The maturity date is extended through April 20, 2025.

Interest expense was $316 and $316 for the nine months ended January 31, 2023 and 2022, respectively.

As of January 31, 2023 and April 30, 2022, accrued interest was $2,017 and $1,701, respectively.

NOTE 7 - STOCKHOLDER’S EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On October 18, 2022, the sole director of the Company approved a reverse stock split of our issued and outstanding shares of common stock on a basis of up to twenty (20) old shares for one (1) new share of common stock. The reverse stock split was approved by FINRA for approval on February 21, 2023. The financial statements retroactively reflect the reverse stock split.

As of January 31, 2023 and April 30, 2022, the Company had 209,502 shares issued and outstanding.

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

GENERAL

We were incorporated in the State of Nevada on April 16, 2016. On November 26, 2020, the Company completed an acquisition of working interests in certain mining properties. The mining property right was fully impaired during the year ended April 30, 2022. On January 8, 2023, the Company entered into an agreement with a surveying consulting firm for mining and mineral exploration and surveying services on Potter County, PA Utica Shale area oil and gas properties. On February 14, 2023, the Company’s name changed to Natural Resources Holdings, Inc. We are currently focusing on mining business.

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

The following summary of our operations should be read in conjunction with our unaudited condensed financial statements for the nine months ended January 31, 2023 and 2022, which are included herein.

Three Months Ended January 31, 2023 and 2022

	Three Months Ended
	January 31,		Changes
	2023	2022	Amount	%

Operating Expenses	$(8,793)	$(5,297)	$(3,496)	66%
Other Income (Expenses)	(1,974)	(979)	(995)	102%
Net Loss	$(13,600)	$(6,276)	$(4,491)	72%

During the three months ended January 31, 2023 and 2022, the Company did not earn any revenue.

Net loss for the three months ended January 31, 2023 was $13,600 compared to $6,276 for the three months ended January 31, 2022. The increase in net loss during the three months ended January 31, 2023 was due to an increase in operating expenses and other expenses. During the three months ended January 31, 2023, the Company incurred mining exploration expense of $2,833.

Nine Months Ended January 31, 2023 and 2021

	Nine Months Ended
	January 31,		Changes
	2023	2022	Amount	%

Operating Expenses	$(29,394)	$(17,866)	$(11,528)	65%
Other Income (Expenses)	(5,762)	(2,233)	(3,529)	158%
Net Income (Loss)	$(35,156)	$(20,099)	$(15,057)	75%

During the nine months ended January 31, 2023 and 2022, the Company did not earn any revenue.

Net loss for the nine months ended January 31, 2023 was $35,156 compared to $20,099 for the nine months ended January 31, 2022. The increase in net loss during the nine months ended January 31, 2023 was due to an increase in operating expenses and other expenses. During the nine months ended January 31, 2023, the Company incurred mining exploration expense of $2,833.

Liquidity and Capital Resources

Working Capital

	As of	As of
	January 31,	April 30,	Changes
	2023	2022	Amount	%

Current Assets	$5,667	$-	$5,667	-
Current Liabilities	$181,865	$175,450	$6,415	3.7%
Working Capital Deficiency	$(176,198)	$(175,450)	$(748)	0.4%

Our total current assets as of January 31, 2023 was $5,667 for prepaid expense. Our total current liabilities as of January 31, 2023 were $181,865 as compared to total current liabilities of $175,450 as of April 30, 2022. Our working capital deficiency as of January 31, 2023 was $176,198 as compared $175,450 as of April 30, 2022 due to the increases in convertible note payable, accounts payable and accrued liabilities and accrued interest.

Cash Flows

	Nine Months Ended
	January 31,		Changes
	2023	2022	Amount	%

Cash flows used in operating activities	$(31,825)	$(21,293)	$(10,532)	49%
Cash flows provided by financing activities	31,825	21,293	10,532	49%
Net changes in cash	$-	$-	$-	-

Cash Flows from Operating Activities

Net cash used in operating activities was $31,825 for the nine months ended January 31, 2023 compared with $21,293 during the nine months ended January 31, 2022

During the nine months ended January 31, 2023, the net cash used in operating activities was attributed to net loss of $35,156, decreased by amortization of note discount of $2,583 and net changes in operating assets and liabilities of $748.

During the nine months ended January 31, 2022, the net cash used in operating activities was attributed to net loss of $20,099, increased by net changes in operating assets and liabilities of $1,194.

Cash Flows from Investing Activities

There were no investing activities during the nine months ended January 31, 2023 and 2022.

Cash Flows from Financing Activities

During the nine months ended January 31, 2023 and 2022, net cash from financing activities was $31,825 derived from proceed from issuance of promissory note to unaffiliated party and $21,293 derived from director loan, respectively.

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $409,536, and working capital deficit of $176,198 at January 31, 2023.

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

Natural Resource Holdings, Inc.

Dated: March 15, 2023	By:	/s/ Lian Yao Bin
Lian Yao Bin, President and Chief Executive Officer and Chief Financial Officer

