Form 10-K
period 2023-04-30
Natural Resource Holdings, Inc.
filed 2023-07-31
CIK 1680689

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2023

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

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐   No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2022, was $2,427,600 based on a $2.04 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

5,209,891 Shares of common stock as of July 31, 2023

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

In December 2020, we acquired several gold mining claims in Canada as we have switched our focus to the mining industry. We planned to begin exploration on the properties. Due to Covid and economic downturn, we were unable to proceed with the mining property exploration. Upon the expiration of the two years term of the property mining rights, we decided not to extend beyond the original term of the mining rights and was fully impaired through year ended April 30, 2023.

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

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange. As of April 30, 2023, no shares of our common stock have traded.

Number of Holders

As of July 27, 2023, the 5,209,891 issued and outstanding shares of common stock were held by a total of 10 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended April 30, 2023 and 2022. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

The following summary of our operations should be read in conjunction with our audited financial statements for the years ended April 30, 2023 and 2022, which are included herein:

	Year Ended
	April 30,		Changes
	2023	2022	Amount	%

Operating Expenses	$(54,455)	$(29,838)	$(24,617)	83%
Other Income (Expenses)	13,711	(240,656)	254,367	(106%)
Net Loss	$(40,744)	$(270,494)	$229,750	(85%)

During the year ended April 30, 2023 and 2022, the Company did not earn any revenue.

Net loss for the year ended April 30, 2023 was $40,744 compared to $270,494 for the year ended April 30, 2022. The decrease in net loss during the year ended April 30, 2023 was due to the decrease in other expenses. During the year ended April 30, 2022, the Company incurred impairment of property mining rights of $125,000 and interest and penalty on non-filing on previous years’ income tax returns of $ 125,000.

Liquidity and Capital Resources

Working Capital

	As of	As of
	April 30,	April 30,	Changes
	2023	2022	Amount	%

Current Assets	$-	$-	$-	-
Current Liabilities	$165,198	$175,450	$(10,252)	(5.8%)
Working Capital Deficiency	$(165,198)	$(175,450)	$10,252	(5.8%)

Our total current liabilities as of April 30, 2023 were $165,198 as compared to total current liabilities of $175,450 as of April 30, 2022. The decrease was primarily due to the decrease in accounts payable and accrued liabilities during the year ended April 30, 2023.

Our working capital deficiency as of April 30, 2023 was $165,198 as compared to our working capital deficiency of $175,450 as of April 30, 2022. The decrease in working capital deficiency was mainly due to the decrease in accounts payable and accrued liabilities during the year ended April 30, 2023.

Cash Flows

	Year Ended
	April 30,		Changes
	2023	2022	Amount	%

Cash flows used in operating activities	$(47,580)	$(23,793)	$(23,787)	100%
Cash flows provided by financing activities	47,580	23,793	23,787	100%
Net changes in cash	$-	$-	$-	-

Cash Flows from Operating Activities

Net cash used in operating activities was $47,580 for the year ended April 30, 2023 compared with $23,793 used in operating activities during the year ended April 30, 2022.

During the year ended April 30, 2023, the net cash of $47,580 used in operating activities was attributed to net loss of $40,744, increased by write off of accounts payable and accrued liabilities of $21,447, decreased by amortization on note discount of $3,416 and net changes in operating assets and liabilities of $11,195.

During the year ended April 30, 2022, the net cash of $23,793 used in operating activities was attributed to net loss of $270,494, increased by gain on note extinguishment of $13,344, decreased by impairment on property mining rights of $ 125,000, amortization of note discount of $795 and net changes in operating assets and liabilities of $134,250.

Cash Flows from Investing Activities

We had no investing activities during the year ended April 30, 2023 and 2022.

Cash Flows from Financing Activities

During the year ended April 30, 2023 and 2022, net cash from financing activities was $47,580 and $23,793, respectively.

During the year ended April 30, 2023, we received $47,580 through issuance of promissory note from an unaffiliated party.

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

Going Concern

The independent auditors’ report accompanying our April 30, 2023 and April 30, 2022 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

NATURAL RESOURCE HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Natural Resource Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets Natural Resource Holdings, Inc. (the ‘Company’) as of April 30, 2023 and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended April 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023, and the results of its operations and its cash flows for the year ended April 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations and has a net capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors (Those Charged with Governance) that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical matters.

/s/ JP Centurion & Partners PLT

JP Centurion & Partners PLT (PCAOB ID: 6723)

We have served as the Company’s auditor since 2022.

Kuala Lumpur, Malaysia

July 31, 2023

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

/s/ JLKZ CPA LLP

JLKZ CPA LLP.

Flushing, New York

July 31, 2023

We have served as the Company’s auditor since May 12, 2016

NATURAL RESOURCE HOLDINGS, INC.

BALANCE SHEETS

	April 30, 2023	April 30, 2022
ASSETS
Current Assets
Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$31,393	$45,965
Accrued interest	8,805	4,485
Income tax Interest and penalty payable	125,000	125,000
Total Current Liabilities	165,198	175,450

Non-current Liabilities
Convertible note payable, net of note discount of $9,133 and $12,549, respectively	216,153	165,157
Loan payable	6,973	6,973

Total Liabilities	388,324	347,580

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 209,891 shares issued and outstanding	210	210
Additional paid-in capital	26,590	26,590
Accumulated deficit	(415,124)	(374,380)
Total Stockholders’ Deficit	(388,324)	(347,580)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these audited financial statements.

NATURAL RESOURCE HOLDINGS, INC.

STATEMENTS OF OPERATIONS

	Year Ended
	April 30,
	2023	2022

OPERATING EXPENSES
General and administrative expenses	$45,955	$29,838
Mining exploration	8,500	-
Total Operating Expenses	54,455	29,838
Loss from operations	(54,455)	(29,838)

OTHER INCOME (EXPENSES)
Interest expense	(7,736)	(2,044)
Interest expense - related party	-	(1,956)
Write off of accounts payable and accrued liabilities	21,447	-
Gain on note extinguishment	-	13,344
Income tax interest and penalty	-	(125,000)
Impairment on property mining rights	-	(125,000)
Other income (expenses), net	13,711	(240,656)

Loss before income taxes	(40,744)	(270,494)
Provision for income taxes	-	-
NET LOSS	$(40,744)	$(270,494)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.19)	$(1.29)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	209,891	209,891

The accompanying notes are an integral part of these audited financial statements.

NATURAL RESOURCE HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED APRIL 30, 2023 AND 2022

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

*Balance - April 30, 2021	209,891	$210	$26,590	$(103,886)	$(77,086)

Net loss	-	-	-	(270,494)	(270,494)
Balance - April 30, 2022	209,891	$210	$26,590	$(374,380)	$(347,580)

Net loss	-	-	-	(40,744)	(40,744)
Balance - April 30, 2023	209,891	$210	$26,590	$(415,124)	$(388,324)

 * Retroactively reflect reverse stock split of 1:20

The accompanying notes are an integral part of these audited financial statements.

NATURAL RESOURCE HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended
	April 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,744)	$(270,494)
Adjustments to reconcile net loss to net cash from operating activities:
Impairment on property mining rights	-	125,000
Amortization on note discount	3,416	795
Gain on note extinguishment	-	(13,344)
Write off of accounts payable and accrued liabilities	(21,447)	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	6,875	6,044
Accrued interest	4,320	3,206
Income tax Interest and penalty payable	-	125,000
Net cash used in operating activities	(47,580)	(23,793)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of promissory note from unaffiliated party	47,580	2,500
Proceeds from issuance of promissory note from director	-	21,293
Net cash provided by financing activities	47,580	23,793

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Sale of promissory note and accrued interest from related party to unaffiliated party	$-	$177,162
Issuance of promissory note - related party	$-	$153,913

The accompanying notes are an integral part of these audited financial statements.

NATURAL RESOURCE HOLDINGS, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

APRIL 30, 2023

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

On February 14, 2023, the Company’s name changed to Natural Resources Holdings, Inc. and the Company trading symbol changed to “NRHI” effective March 21, 2023.

We are currently focusing on mining business.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

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

During the year ended April 30, 2023, the Company incurred mining exploration expense of $8,500 for surveying services on Potter County, PA Utica Shale area oil and gas properties performed during January and February 2023.

Intangible Assets

The Company accounts for intangible assets (including mining right) in accordance with ASC 350 “Intangibles-Goodwill and Other.”

ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, either on a straight-line or accelerated basis over the estimated periods benefited. Patents, technology and other intangibles with contractual terms are generally amortized over their respective legal or contractual lives. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

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

Step 1: The contract has been signed by both parties for royalty fees

Step 2: The performance obligations are stated or implied in the contract

Step 3: The transaction price has been identified in the contract

Step 4: The Company has allocated the transaction price to the performance obligations pursuant to the contract

Step 5: The Company has satisfied the performance obligations at the same period as the sales that generate the royalty payment.

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

Tax benefits from an uncertain tax position are only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Interest and penalties related to unrecognized tax benefits are recorded as incurred as a component of income tax expense. The Company has not recognized any tax benefits from uncertain tax positions for any of the reporting periods presented. (See Note 8)

The Company has not filed income tax returns from year ended April 30, 2016 through April 30, 2020. $25,000 annual late tax filing interest and penalty was accrued for an aggregate amount of $125,000.

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

As of April 30, 2023 and April 30, 2022, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive:

	April 30,	April 30,
	2023	2022
	(Shares)	(Shares)
Convertible note payable	643,674	507,731

As of April 30, 2023 and April 30, 2022, the total convertible shares from convertible notes totaling $216,153 and $165,157 issued to an unaffiliated party from February 4, 2022 through April 30, 2023 with conversion rate of $0.35 per shares was 643,674 shares and 507,731 shares. (Note 5)

Recent accounting pronouncements

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. In November 2019, the FASB issued ASU 2019-10 highlighted the adoption timeline. For smaller reporting entities, Topic 326 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years, of which is effective for the Company on April 1, 2023. An analysis of receivables, including credit losses, was conducted during the first quarter of fiscal 2023. The Company does not anticipate that the adoption of the new guidance will have a material impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

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

As reflected in the financial statements, the Company had an accumulated deficit of $415,124. For the year ended April 30, 2023, the Company suffered from a net loss of $40,744 and working capital deficit of $165,198.

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

In December 2020, the Company acquired several gold mining claims in Canada. The Company planned for exploration on the properties. Due to Covid and economic downturn, the Company was unable to proceed with the mining property exploration. Upon the expiration of the two years term of the property mining rights, the Company decided not to extend beyond the original term of the mining rights and was fully impaired during year ended April 30, 2022.

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

NOTE 5 – CONVERTIBLE NOTE PAYABLE

As of April 30, 2023 and April 30, 2022, the convertible note payable was shown as follows:

		April 30,	April 30,
	Expiry Date	2023	2022
Convertible Note - February 2022	12/31/2025	$175,206	$175,206
Convertible Note - April 2022	12/31/2025	2,500	2,500
Convertible Note - July 2022	12/31/2025	7,600	-
Convertible Note - October 2022	12/31/2025	11,725	-
Convertible Note - January 2023	12/31/2025	12,500	-
Convertible Note - April 2023	12/31/2025	15,755	-
		225,286	177,706
Less debt discount		(9,133)	(12,549)
		$216,153	$165,157

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

On April 30, 2023, the Company issued a convertible note of $15,755 for the amount the unaffiliated party paid to the vendors on behalf of the Company during the three months ended April 30, 2023. The note bears annual interest rate of 2%, has a maturity date of December 31, 2025 and is convertible at $0.35 per share for the Company common stock.

During the year ended April 30, 2023 and 2022, interest expense of $3,898 and $828 was incurred, respectively.

During the year ended April 30, 2023 and 2022, amortization on note discount of $3,416 and $795 was incurred, respectively.

As of April 30, 2023 and April 30, 2022, the convertible notes payable, net of note discount of $9,133 and $12,549, was $216,153 and $165,157, respectively.

NOTE 6 - LOAN PAYABLE

The Company has outstanding long-term loan payable of $6,973 and $6,973 as of April 30, 2023 and April 30, 2022, respectively. The loan payable is unsecured with annual interest rate of 6% and had an original maturity date of April 20, 2020. The maturity date is extended through April 20, 2025.

Interest expense was $422 and $422 for the year ended April 30, 2023 and 2022, respectively.

As of April 30, 2023 and April 30, 2022, accrued interest was $2,123 and $1,701, respectively.

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

As of April 30, 2023 and April 30, 2022, the Company had 209,891 shares issued and outstanding.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of April 30, 2023 and 2022, are as follows:

	April 30,	April 30,
	2023	2022
Net operating loss carryforward	$(336,917)	$(296,173)
Statutory tax rate	21%	21%
Deferred tax asset	(70,753)	(62,196)
Less: Valuation allowance	70,753	62,196
Net deferred asset	$-	$-

As of April 30, 2023, the Company had approximately $337,000 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2036 and 2039. NOLs generated in tax years prior to April 30, 2018, can be carryforward for twenty years, whereas NOLs generated after April 30, 2018 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. The Company has not filed income tax returns from year ended April 30, 2016 through April 30, 2020. $25,000 annual late tax filing interest and penalty was accrued for an aggregate amount of $125,000.

NOTE 9 - SUBSEQUENT EVENTS

On June 7, 2023, the Company issued 5,000,000 shares of common stock to the Director of the Company valued at $2,000,000 as management salary for the period from September 29, 2020 to September 28, 2022.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the April 30, 2023 to the date these audited consolidated financial statements were issued and has determined that it does not have other material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2023 using the criteria established in “ Internal Control - Integrated Framework “ issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2023, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of April 30, 2023, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at April 30, 2023, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2023 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of April 30, 2023, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) for the year ended April 30, 2023 and April 30, 2022.

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Lian Yao Bin(1)	2023	0	0	0	0	0	0	0	0
President	2022	0	0	0	0	0	0	0	0

(1)	Mr. Lian was appointed as President, Chief Executive Officer, Chief Financial Officer and a Director on September 29, 2020.

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

CHANGE OF CONTROL

As of April 30, 2023, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 24, 2023 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Principal Stockholders Skycrest Holdings Limited Suite 1, 2nd Floor Sound & Vision House, Francis Rachel Str., Victoria, Mahe, Seychelles	5,000,000 Shares of Common Stock	95.97%
Directors and Executive Officers as a Group	5,000,000 Shares of Common Stock	95.97%

_________________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 24, 2023. As of July 24, 2023, there were 5,209,891 shares of our company’s common stock issued and outstanding.

Item 13. Certain Relationships and Related Transactions

No director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended April 30, 2023, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Item 14. Principal Accountant Fees and Services

We incurred approximately $21,000 for the year ended April 30, 2023 and $12,600 for the year ended April 30, 2022 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements.

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

NATURAL RESOURCE HOLDINGS, INC.

Dated: July 31, 2023	By:	/s/ Lian Yao Bin
Lian Yao Bin, President and Chief Executive Officer and Chief Financial Officer

