Form 10-Q
period 2023-10-31
Natural Resource Holdings, Inc.
filed 2023-11-29
CIK 1680689

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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

5,709,891 Shares of Common Stock as of November 24, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATURAL RESOURCE HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	October 31, 2023	April 30, 2023
	(Unaudited)	(Audited)
ASSETS
Current Assets
Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$19,339	$31,393
Accrued interest	10,926	8,805
Income tax Interest and penalty payable	125,000	125,000
Total Current Liabilities	155,265	165,198

Non-current Liabilities
Convertible note payable, net of note discount of $7,411 and $9,133, respectively	70,819	216,153
Loan payable	6,973	6,973
Total Liabilities	233,057	388,324

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 5,709,891 and 209,891 shares issued and outstanding	5,710	210
Additional paid-in capital	2,196,090	26,590
Accumulated deficit	(2,434,857)	(415,124)
Total Stockholders’ Deficit	(233,057)	(388,324)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL RESOURCE HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2023	2022	2023	2022

OPERATING EXPENSES
General and administrative expenses	$7,752	$11,846	$15,890	$17,768
Management salaries	-	-	2,000,000	-
Total Operating Expenses	7,752	11,846	2,015,890	17,768
Loss from operations	(7,752)	(11,846)	(2,015,890)	(17,768)

OTHER EXPENSES
Interest expense	(1,725)	(1,913)	(3,843)	(3,788)
Other expenses, net	(1,725)	(1,913)	(3,843)	(3,788)

Loss before income taxes	(9,477)	(13,759)	(2,019,733)	(21,556)
Provision for income taxes	-	-	-	-
NET LOSS	$(9,477)	$(13,759)	$(2,019,733)	$(21,556)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.07)	$(0.46)	$(0.10)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,479,122	209,502	4,360,164	209,502

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL RESOURCE HOLDINGS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED OCTOBER 31, 2023 AND 2022

Six Months Ended October 31, 2023

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance - April 30, 2023	209,891	$210	$26,590	$(415,124)	$(388,324)

Issuance of common stock for management salaries	5,000,000	5,000	1,995,000	-	2,000,000
Net loss	-	-	-	(2,010,256)	(2,010,256)
Balance - July 31, 2023	5,209,891	$5,210	$2,021,590	$(2,425,380)	$(398,580)

Issuance of common stock for conversion of debts	500,000	500	174,500	-	175,000
Net loss	-	-	-	(9,477)	(9,477)
Balance - October 31, 2023	5,709,891	$5,710	$2,196,090	$(2,434,857)	$(233,057)

Six Months Ended October 31, 2022

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

*Balance - April 30, 2022	209,891	$210	$26,590	$(374,380)	$(347,580)

Net loss	-	-	-	(7,797)	(7,797)
Balance - July 31, 2022	209,891	$210	$26,590	$(382,177)	$(355,377)

Net loss	-	-	-	(13,759)	(13,759)
Balance - October 31, 2022	209,891	$210	$26,590	$(395,936)	$(369,136)

 * Retroactively reflect reverse stock split of 1:20

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL RESOURCE HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	October 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,019,733)	$(21,556)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	2,000,000	-
Amortization on note discount	1,722	1,722
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(12,054)	(1,557)
Accrued interest	2,121	2,066
Net cash used in operating activities	(27,944)	(19,325)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of promissory notes from unaffiliated party	27,944	19,325
Net cash provided by financing activities	27,944	19,325

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Issuance of convertible notes for conversion of debts	$175,000	$-
Issuance of common stock for management salaries	$2,000,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL RESOURCE HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2023

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 2023 are not necessarily indicative of the results that may be expected for the year ending April 30, 2024. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2023 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended April 30, 2023 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on July 31, 2023.

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

As of October 31, 2023 and October 31, 2022, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive:

	October 31,	October 31,
	2023	2022
	(Shares)	(Shares)
Convertible note payable	223,514	562,945

As of October 31, 2023 and October 31, 2022, the total convertible shares from convertible notes totaling $70,819 and $186,204 issued to an unaffiliated party from February 4, 2022 through October 31, 2023 with conversion rate of $0.35 per shares was 223,514 shares and 562,945 shares. (Note 5)

Recent accounting pronouncements

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

As reflected in the financial statements, the Company had an accumulated deficit of $2,434,857. For the six months ended October 31, 2023, the Company suffered from a net loss of $2,019,733 and working capital deficit of $155,265.

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

NOTE 5 – CONVERTIBLE NOTE PAYABLE

As of October 31, 2023 and April 30, 2023, the convertible note payable was shown as follows:

		October 31,	April 30,
	Expiry Date	2023	2023
Convertible Note - February 2022	12/31/2025	$206	$175,206
Convertible Note - April 2022	12/31/2025	2,500	2,500
Convertible Note - July 2022	12/31/2025	7,600	7,600
Convertible Note - October 2022	12/31/2025	11,725	11,725
Convertible Note - January 2023	12/31/2025	12,500	12,500
Convertible Note - April 2023	12/31/2025	15,755	15,755
Convertible Note - July 2023	12/31/2025	14,394	-
Convertible Note - October 2023	12/31/2025	13,550
		78,230	225,286
Less debt discount		(7,411)	(9,133)
		$70,819	$216,153

On February 11, 2022, the Company entered into an agreement with the unaffiliated note holder of the promissory note of $175,206 sold to him on February 4, 2022 for the amendment of the promissory note to convertible note which bears annual interest rate of 2%, has a maturity date of December 31, 2025 and is convertible at $0.35 per share for the Company common stock. With the adoption of ASU2020-06, the Company did not record beneficial conversion feature (“BCF”) on the convertible note. The Company assessed the note amendment for a debt extinguishment or modification in accordance with ASC 470-50. Although the change in fair value of the note from the note amendment was calculated at 3% which fell below 10% of the carrying value of the original convertible note, the additional of a note conversion feature indicates the note amendment is regarded as a note extinguishment. On February 11, 2022, gain on note extinguishment of $13,344 and note discount of $13,344 was recognized. On September 13, 2023, the Company issued 500,000 shares of common stock for the conversion of principal amount of $175,000. (Note 7) As of October 31, 2023, the convertible note payable was $206.

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

On July 31, 2023, the Company issued a convertible note of $14,394 for the amount the unaffiliated party paid to the vendors on behalf of the Company during the three months ended July 31 2023. The note bears annual interest rate of 2%, has a maturity date of December 31, 2025 and is convertible at $0.35 per share for the Company common stock.

On October 31, 2023, the Company issued a convertible note of $13,550 for the amount the unaffiliated party paid to the vendors on behalf of the Company during the three months ended October 31, 2023. The note bears annual interest rate of 2%, has a maturity date of December 31, 2025 and is convertible at $0.35 per share for the Company common stock.

During the six months ended October 31, 2023 and 2022, interest expense of $1,910 and $1,855 was incurred, respectively.

During the six months ended October 31, 2023 and 2022, amortization on note discount of $1,722 and $1,722 was incurred, respectively.

As of October 31, 2023 and April 30, 2023, the convertible notes payable, net of note discount of $7,411 and $9,133, was $70,819 and $216,153, respectively.

NOTE 6 - LOAN PAYABLE

The Company has outstanding long-term loan payable of $6,973 and $6,973 as of October 31, 2023 and April 30, 2023, respectively. The loan payable is unsecured with annual interest rate of 6% and had an original maturity date of April 20, 2020. The maturity date is extended through April 20, 2025.

Interest expense was $211 and $211 for the six months ended October 31, 2023 and 2022, respectively.

As of October 31, 2023 and April 30, 2023, accrued interest was $2,334 and $2,123 respectively.

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

On June 7, 2023, the Company issued 5,000,000 shares of common stock to the Director of the Company valued at $2,000,000 as management salary for the period from September 29, 2020 to September 28, 2022. (Note 4)

On September 13, 2023, the Company issued 500,000 shares of common stock for the conversion of convertible debts of $175,000. (Note 5)

As of October 31, 2023 and April 30, 2023, the Company had 5,709,891 shares and 209,891 shares issued and outstanding, respectively.

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

The following summary of our operations should be read in conjunction with our unaudited condensed financial statements for the three months and six months ended October 31, 2023 and 2022, which are included herein.

Three Months Ended October 31, 2023 and 2022

	Three Months Ended
	October 31,		Changes
	2023	2022	Amount	%

Operating Expenses	$(7,752)	$(11,846)	$4,094	(35%)
Other Expenses	(1,725)	(1,913)	188	(10%)
Net Loss	$(9,477)	$(13,759)	$4,282	(31%)

During the three months ended October 31, 2023 and 2022, the Company did not earn any revenue.

Net loss for the three months ended October 31, 2023 was $9,477 compared to $13,759 for the three months ended October 31, 2022. The decrease in net loss during the three months ended October 31, 2023 was due to a decrease in operating expenses and other expenses.

Six Months Ended October 31, 2023 and 2022

	Six Months Ended
	October 31,		Changes
	2023	2022	Amount	%

Operating Expenses	$(2,015,890)	$(17,768)	$(1,998,122)	11246%
Other Expenses	(3,843)	(3,788)	(55)	1%
Net Loss	$(2,019,733)	$(21,556)	$(1,998,177)	9270%

During the six months ended October 31, 2023 and 2022, the Company did not earn any revenue.

Net loss for the six months ended October 31, 2023 was $2,019,733 compared to $21,556 for the six months ended October 31, 2022. The increase in net loss during the six months ended October 31, 2023 was due to an increase in operating expenses and other expenses. During the three months ended October 31, 2023, the Company incurred stock based compensation of $2,000,000 for the issuance of 5,000,000 shares of common stock to the Director of the Company valued as management salaries.

Liquidity and Capital Resources

Working Capital

	As of	As of
	October 31,	April 30,	Changes
	2023	2023	Amount	%

Current Assets	$-	$-	$-	-
Current Liabilities	$155,265	$165,198	$(9,933)	(6.0%)
Working Capital Deficiency	$(155,265)	$(165,198)	$9,933	(6.0%)

We had no current assets as of October 31, 2023 and April 30, 2023. Our total current liabilities as of October 31, 2023 were $155,265 as compared to total current liabilities of $165,198 as of April 30, 2023. Our working capital deficiency as of October 31, 2023 was $155,265 as compared $165,198 as of April 30, 2023 due to the decrease in accounts payable and accrued liabilities.

Cash Flows

	Six Months Ended
	October 31,		Changes
	2023	2022	Amount	%

Cash flows used in operating activities	$(27,944)	$(19,325)	$(8,619)	45%
Cash flows provided by financing activities	27,944	19,325	8,619	45%
Net changes in cash	$-	$-	$-	-

Cash Flows from Operating Activities

Net cash used in operating activities was $27,944 for the six months ended October 31, 2023 compared with $19,325 for the six months ended October 31, 2022

During the six months ended October 31, 2023, the net cash used in operating activities was attributed to net loss of $2,019,733, decreased by stock based compensation of $2,000,000 and amortization of note discount of $1,722, and increased by net changes in operating assets and liabilities of $9,933.

During the six months ended October 31, 2022, the net cash used in operating activities was attributed to net loss of $21,556, decreased by amortization of note discount of $1,722 and net changes in operating assets and liabilities of $509.

Cash Flows from Investing Activities

There were no investing activities during the six months ended October 31, 2023 and 2022.

Cash Flows from Financing Activities

During the six months ended October 31, 2023 and 2022, net cash from financing activities was $27,944 and $19,325 derived from proceed from issuance of promissory note to unaffiliated party, respectively.

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $2,434,857, and working capital deficit of $155,265 at October 31, 2023.

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

Natural Resource Holdings, Inc.

Dated: November 29, 2023	By:	/s/ Lian Yao Bin
Lian Yao Bin, President and Chief Executive Officer and Chief Financial Officer

