Form 10-Q
period 2024-01-31
Natural Resource Holdings, Inc.
filed 2024-03-13
CIK 1680689

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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

5,709,891 Shares of Common Stock as of March 10, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATURAL RESOURCE HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	January 31, 2024	April 30, 2023
	(Unaudited)	(Audited)
ASSETS
Current Assets
Total Current Assets	$-	$-

Non-current Asset
Mining Property Rights	39,237	-

TOTAL ASSETS	$39,237	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$16,733	$31,393
Accrued interest	11,431	8,805
Income tax Interest and penalty payable	125,000	125,000
Total Current Liabilities	153,164	165,198

Non-current Liabilities
Convertible note payable, net of note discount of $6,550 and $9,133, respectively	120,117	216,153
Loan payable	6,973	6,973
Total Liabilities	280,254	388,324

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 5,709,891 and 209,891 shares issued and outstanding	5,710	210
Additional paid-in capital	2,196,090	26,590
Accumulated deficit	(2,442,817)	(415,124)
Total Stockholders’ Deficit	(241,017)	(388,324)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$39,237	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL RESOURCE HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2024	2023	2024	2023

OPERATING EXPENSES
General and administrative expenses	$6,594	$8,793	$22,484	$26,561
Management salaries	-	-	2,000,000	-
Mining exploration	-	2,833	-	2,833
Total Operating Expenses	6,594	11,626	2,022,484	29,394
Loss from operations	(6,594)	(11,626)	(2,022,484)	(29,394)

OTHER EXPENSES
Interest expense	(1,366)	(1,974)	(5,209)	(5,762)
Other expenses, net	(1,366)	(1,974)	(5,209)	(5,762)

Loss before income taxes	(7,960)	(13,600)	(2,027,693)	(35,156)
Provision for income taxes	-	-	-	-
NET LOSS	$(7,960)	$(13,600)	$(2,027,693)	$(35,156)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.06)	$(0.42)	$(0.17)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,984,616	209,502	4,811,709	209,502

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL RESOURCE HOLDINGS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED JANUARY 31, 2024 AND 2023

Nine Months Ended January 31, 2024

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance - April 30, 2023	209,891	$210	$26,590	$(415,124)	$(388,324)

Issuance of common stock for management salaries	5,000,000	5,000	1,995,000	-	2,000,000
Net loss	-	-	-	(2,010,256)	(2,010,256)
Balance - July 31, 2023	5,209,891	$5,210	$2,021,590	$(2,425,380)	$(398,580)

Issuance of common stock for settlement of debts	500,000	500	174,500	-	175,000
Net loss	-	-	-	(9,477)	(9,477)
Balance - October 31, 2023	5,709,891	$5,710	$2,196,090	$(2,434,857)	$(233,057)

Net loss	-	-	-	(7,960)	(7,960)
Balance - January 31, 2024	5,709,891	$5,710	$2,196,090	$(2,442,817)	$(241,017)

Nine Months Ended January 31, 2023

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance - April 30, 2022	209,891	$210	$26,590	$(374,380)	$(347,580)

Net loss	-	-	-	(7,797)	(7,797)
Balance - July 31, 2022	209,891	$210	$26,590	$(382,177)	$(355,377)

Net loss	-	-	-	(13,759)	(13,759)
Balance - October 31, 2022	209,891	$210	$26,590	$(395,936)	$(369,136)

Net loss	-	-	-	(13,600)	(13,600)
Balance - January 31, 2023	209,891	$210	$26,590	$(409,536)	$(382,736)

 * Retroactively reflect reverse stock split of 1:20

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL RESOURCE HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	January 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,027,693)	$(35,156)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	2,000,000	-
Amortization on note discount	2,583	2,583
Changes in operating assets and liabilities:
Prepaid expense	-	(5,667)
Accounts payable and accrued liabilities	(14,660)	3,237
Accrued interest	2,626	3,178
Net cash used in operating activities	(37,144)	(31,825)

CASH FLOWS FROM INVESTING ACTIVITY
Acquisition of mining property rights	(39,237)	-
Net cash used in investing activity	(39,237)	-

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from issuance of promissory notes from unaffiliated party	76,381	31,825
Net cash provided by financing activity	76,381	31,825

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Issuance of convertible notes for conversion of debts	$175,000	$-
Issuance of common stock for management salaries	$2,000,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL RESOURCE HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2024

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2024 are not necessarily indicative of the results that may be expected for the year ending April 30, 2024. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2023 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended April 30, 2023 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on July 31, 2023.

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

Based on the Company’s evaluation, no impairment has been recorded on the mineral properties for the period ended January 31, 2024.

On January 8, 2023, the Company incurred mining exploration expense of $8,500 for surveying services on Potter County, PA Utica Shale area oil and gas properties performed during January and February 2023.

During the three months ended January 31, 2024, the Company purchased a mining claim (the Montreal Star Property) of $34,487 and a mining claim (Union Park 002) of $4,750.

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

Related Party Balances and Transactions

The Company follows FASB ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transaction. (Note 5)

Basic and Diluted Income (Loss) Per Share

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

As of January 31, 2024 and January 31, 2023, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive:

	January 31,	January 31,
	2024	2023
	(Shares)	(Shares)
Convertible note payable	361,906	598,659

As of January 31, 2024 and January 31, 2023, the total convertible shares from convertible notes totaling $126,667 and $209,531 issued to an unaffiliated party from February 4, 2022 through January 31, 2024 with conversion rate of $0.35 per shares was 361,906 shares and 598,659 shares. (Note 6)

Recent accounting pronouncements

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

As reflected in the financial statements, the Company had an accumulated deficit of $2,442,817. For the nine months ended January 31, 2024, the Company suffered from a net loss of $2,027,693 and working capital deficit of $153,164.

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

NOTE 4 – MINING PROPERTY RIGHTS

During the three months ended January 31, 2024, the Company purchased a mining claim (the Montreal Star Property) of $34,487 and a mining claim (Union Park 002) of $4,750.

Mining Property Right	$39,237
Less: Impairment	-
Carrying Amount	$39,237

The Company has acquired the mining property rights on the two mining properties which consist of the legal right to explore, extract and also expect to retain at least a portion of the benefits from mineral deposits. The plan is to start drilling tests and the mining operations will commence once it is viable to do so. Currently, the Company is in the process of engaging an exploration company to handle the project. The surveying and exploration proposals consist of drilling vertical holes into the ground to identify the best locations to mine. There are proposals to drill from 6 to 50 holes, and the Company is still evaluating the proposals to find the best plan. The Company estimates the exploration stage will start between May to October 2024 and development stage will start before October 2024 upon successful conclusion of exploration stage.

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

On February 4, 2022, the Company’s director sold the promissory notes with aggregate principal of $175,206 and accrued interest of $1,956 to an unaffiliated party. (Note 5)

On June 7, 2023, the Company issued 5,000,000 shares of common stock to the Director of the Company valued at $2,000,000 as management salary for the period from September 29, 2020 to September 28, 2022. (Note 8)

NOTE 6 – CONVERTIBLE NOTE PAYABLE

As of January 31, 2024 and April 30, 2023, the convertible note payable was shown as follows:

		January 31,	April 30,
	Expiry Date	2024	2023
Convertible Note - February 2022	12/31/2025	$206	$175,206
Convertible Note - April 2022	12/31/2025	2,500	2,500
Convertible Note - July 2022	12/31/2025	7,600	7,600
Convertible Note - October 2022	12/31/2025	11,725	11,725
Convertible Note - January 2023	12/31/2025	12,500	12,500
Convertible Note - April 2023	12/31/2025	15,755	15,755
Convertible Note - July 2023	12/31/2025	14,394	-
Convertible Note - October 2023	12/31/2025	13,550	-
Convertible Note - January 2024	12/31/2025	48,437	-
		126,667	225,286
Less debt discount		(6,550)	(9,133)
		$120,117	$216,153

On February 11, 2022, the Company entered into an agreement with the unaffiliated note holder of the promissory note of $175,206 sold to him on February 4, 2022 for the amendment of the promissory note to convertible note which bears annual interest rate of 2%, has a maturity date of December 31, 2025 and is convertible at $0.35 per share for the Company common stock. With the adoption of ASU2020-06, the Company did not record beneficial conversion feature (“BCF”) on the convertible note. The Company assessed the note amendment for a debt extinguishment or modification in accordance with ASC 470-50. Although the change in fair value of the note from the note amendment was calculated at 3% which fell below 10% of the carrying value of the original convertible note, the additional of a note conversion feature indicates the note amendment is regarded as a note extinguishment. On February 11, 2022, gain on note extinguishment of $13,344 and note discount of $13,344 was recognized. On September 13, 2023, the Company issued 500,000 shares of common stock for the conversion of principal amount of $175,000. (Note 8) As of January 31, 2024, the convertible note payable was $206.

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

On January 31, 2024, the Company issued a convertible note of $48,437 for the amount the unaffiliated party paid to the vendors on behalf of the Company during the three months ended January 31, 2024. The note bears annual interest rate of 2%, has a maturity date of December 31, 2025 and is convertible at $0.35 per share for the Company common stock.

During the nine months ended January 31, 2024 and 2023, interest expense of $2,310 and $2,862 was incurred, respectively.

During the nine months ended January 31, 2024 and 2023, amortization on note discount of $2,583 and $2,583 was incurred, respectively.

As of January 31, 2024 and April 30, 2023, the convertible notes payable, net of note discount of $6,550 and $9,133, was $120,117 and $216,153, respectively.

NOTE 7 - LOAN PAYABLE

The Company has outstanding long-term loan payable of $6,973 and $6,973 as of January 31, 2024 and April 30, 2023, respectively. The loan payable is unsecured with annual interest rate of 6% and had an original maturity date of April 20, 2020. The maturity date is extended through April 20, 2025.

Interest expense was $316 and $316 for the nine months ended January 31, 2024 and 2023, respectively.

As of January 31, 2024 and April 30, 2023, accrued interest was $2,439 and $2,123 respectively.

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

On June 7, 2023, the Company issued 5,000,000 shares of common stock to the Director of the Company valued at $2,000,000 as management salary for the period from September 29, 2020 to September 28, 2022. (Note 5)

On September 13, 2023, the Company issued 500,000 shares of common stock for the conversion of convertible debts of $175,000. (Note 6)

As of January 31, 2024 and April 30, 2023, the Company had 5,709,891 shares and 209,891 shares issued and outstanding, respectively.

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

The following summary of our operations should be read in conjunction with our unaudited condensed financial statements for the three months and nine months ended January 31, 2024 and 2023, which are included herein.

Three Months Ended January 31, 2024 and 2023

	Three Months Ended
	January 31,		Changes
	2024	2023	Amount	%

Operating Expenses	$(6,594)	$(11,626)	$5,032	(43%)
Other Expenses	(1,366)	(1,974)	608	(31%)
Net Loss	$(7,960)	$(13,600)	$5,640	(41%)

During the three months ended January 31, 2024 and 2023, the Company did not earn any revenue.

Net loss for the three months ended January 31, 2024 was $7,960 compared to $13,600 for the three months ended January 31, 2023. The decrease in net loss during the three months ended January 31, 2024 was due to a decrease in operating expenses and other expenses.

Nine Months Ended January 31, 2024 and 2023

	Nine Months Ended
	January 31,		Changes
	2024	2023	Amount	%

Operating Expenses	$(2,022,484)	$(29,394)	$(1,993,090)	6781%
Other Expenses	(5,209)	(5,762)	553	(10%)
Net Loss	$(2,027,693)	$(35,156)	$(1,992,537)	5668%

During the nine months ended January 31, 2024 and 2023, the Company did not earn any revenue.

Net loss for the nine months ended January 31, 2024 was $2,027,693 compared to $35,156 for the nine months ended January 31, 2023. The increase in net loss during the nine months ended January 31, 2024 was due to an increase in operating expenses. During the nine months ended January 31, 2024, the Company incurred stock based compensation of $2,000,000 for the issuance of 5,000,000 shares of common stock to the Director of the Company valued as management salaries.

Liquidity and Capital Resources

Working Capital

	As of	As of
	January 31,	April 30,	Changes
	2024	2023	Amount	%

Current Assets	$-	$-	$-	-
Current Liabilities	$153,164	$165,198	$(12,034)	(7.3%)
Working Capital Deficiency	$(153,164)	$(165,198)	$12,034	(7.3%)

We had no current assets as of January 31, 2024 and April 30, 2023. Our total current liabilities as of January 31, 2024 were $153,164 as compared to total current liabilities of $165,198 as of April 30, 2023. Our working capital deficiency as of January 31, 2024 was $153,164 as compared $165,198 as of April 30, 2023 due to the decrease in accounts payable and accrued liabilities.

Cash Flows

	Nine Months Ended
	January 31,		Changes
	2024	2023	Amount	%

Cash flows used in operating activities	$(37,144)	$(31,825)	$(5,319)	17%
Cash flows used in investing activity	(39,237)	-	(39,237)	100%
Cash flows provided by financing activity	76,381	31,825	44,556	140%
Net changes in cash	$-	$-	$-	-

Cash Flows from Operating Activities

Net cash used in operating activities was $37,144 for the nine months ended January 31, 2024 compared with $31,825 for the nine months ended January 31, 2023.

During the nine months ended January 31, 2024, the net cash used in operating activities was attributed to net loss of $2,027,693, decreased by stock based compensation of $2,000,000 and amortization of note discount of $2,583, and increased by net changes in operating assets and liabilities of $12,034.

During the nine months ended January 31, 2023, the net cash used in operating activities was attributed to net loss of $35,156, decreased by amortization of note discount of $2,583, and increased by net changes in operating assets and liabilities of $748.

Cash Flows from Investing Activity

During the nine months ended January 31, 2024, the net cash used in investing activity was $39,237 for acquisition of mining property rights.

There were no investing activity during the nine months ended January 31, 2023.

Cash Flows from Financing Activity

During the nine months ended January 31, 2024 and 2023, net cash from financing activity was $76,381 and $31,825 derived from proceed from issuance of promissory notes to unaffiliated party, respectively.

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $2,442,817, and working capital deficit of $153,164 at January 31, 2024.

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

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavours or opportunities, which could significantly and materially restrict our business operations.

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

Natural Resource Holdings, Inc.

Dated: March 13, 2024	By:	/s/ Lian Yao Bin
Lian Yao Bin, President and Chief Executive Officer and Chief Financial Officer

