Form 10-K
period 2024-04-30
Natural Resource Holdings, Inc.
filed 2024-07-17
CIK 1680689

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2024

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐     No ☒

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

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐   No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2023, was $181,965 based on a $0.325 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

5,709,891 Shares of common stock as of July 11, 2024

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

We are currently in negotiations to acquire other mining rights in Canada.

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

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange. As of April 30, 2024, no shares of our common stock have traded.

Number of Holders

As of July 11, 2024, the 5,709,891 issued and outstanding shares of common stock were held by a total of 11 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended April 30, 2024 and 2023. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

The following summary of our operations should be read in conjunction with our audited financial statements for the years ended April 30, 2024 and 2023, which are included herein:

	Year Ended
	April 30,		Changes
	2024	2023	Amount	%

Operating Expenses	$(2,040,568)	$(54,455)	$(1,986,113)	3647%
Other Expenses	(6,790)	13,711	(20,501)	(150%)
Net Loss	$(2,047,358)	$(40,744)	$(2,006,614)	4925%

During the year ended April 30, 2024 and 2023, the Company did not earn any revenue.

Net loss for the year ended April 30, 2024 was $2,047,358 compared to $40,744 for the year ended April 30, 2023. The increase in net loss during the year ended April 30, 2024 was due to the increase in operating expenses. During the year ended April 30, 2024, the Company issued 5,000,000 shares of common stock to the Director of the Company valued at $2,000,000 as management salaries for the period from September 29, 2020 to September 28, 2022.

Liquidity and Capital Resources

Working Capital

	As of	As of
	April 30,	April 30,	Changes
	2024	2023	Amount	%

Current Assets	$-	$-	$-	-
Current Liabilities	$167,597	$165,198	$2,399	1.5%
Working Capital Deficiency	$(167,597)	$(165,198)	$(2,399)	1.5%

Our total current liabilities as of April 30, 2024 were $167,597 as compared to total current liabilities of $165,198 as of April 30, 2023. The increase was primarily due to the increase in accrued interest during the year ended April 30, 2024.

Our working capital deficiency as of April 30, 2024 was $167,597 as compared to our working capital deficiency of $165,198 as of April 30, 2023. The increase in working capital deficiency was mainly due to the increase in accrued interest during the year ended April 30, 2024.

Cash Flows

	Year Ended
	April 30,		Changes
	2024	2023	Amount	%

Cash flows used in operating activities	$(41,044)	$(47,580)	$(6,536)	(14%)
Cash flows used in investing activity	(39,237)	-	(39,237)	100%
Cash flows provided by financing activity	80,281	47,580	32,701	69%
Net changes in cash	$-	$-	$-	-

Cash Flows from Operating Activities

Net cash used in operating activities was $41,044 for the year ended April 30, 2024 compared with $47,580 used in operating activities during the year ended April 30, 2023.

During the year ended April 30, 2024, the net cash of $41,044 used in operating activities was attributed to net loss of $2,047,358, decreased by stock based compensation of $2,000,000, amortization on mining property rights of $490 and amortization on note discount of $3,425 and net changes in operating assets and liabilities of $2,399.

During the year ended April 30, 2023, the net cash of $47,580 used in operating activities was attributed to net loss of $40,744, increased by write off of accounts payable and accrued liabilities of $21,447, decreased by amortization on note discount of $3,416 and net changes in operating assets and liabilities of $11,195.

Cash Flows from Investing Activity

During the year ended April 30, 2024, net cash from investing activity was $39,237 for acquisition of mining property rights.

We had no investing activities during the year ended April 30, 2023.

Cash Flows from Financing Activity

During the year ended April 30, 2024 and 2023, net cash from financing activity was $80,281 and $47,580 through issuance of promissory notes from an unaffiliated party, respectively.

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

Going Concern

The independent auditors’ report accompanying our April 30, 2024 and April 30, 2023 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets Natural Resource Holdings, Inc. (the ‘Company’) as of April 30, 2024 and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended April 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2024, and the results of its operations and its cash flows for the year ended April 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Director (Those Charged with Governance) that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical matters.

/s/ JP Centurion & Partners PLT

JP Centurion & Partners PLT (PCAOB ID: 6723)

We have served as the Company’s auditor since 2022.

Kuala Lumpur, Malaysia

NATURAL RESOURCE HOLDINGS, INC.

BALANCE SHEETS

	April 30, 2024	April 30, 2023

ASSETS
Current Assets
Total Current Assets	$-	$-

Non-current Asset
Mining Property Rights, net	38,747	-

TOTAL ASSETS	$38,747	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$30,427	$31,393
Accrued interest	12,170	8,805
Income tax Interest and penalty payable	125,000	125,000
Total Current Liabilities	167,597	165,198

Non-current Liabilities
Convertible note payable, net of note discount of $5,708 and $9,133, respectively	124,859	216,153
Loan payable	6,973	6,973
Total Liabilities	299,429	388,324

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 5,709,891 and 209,891 shares issued and outstanding	5,710	210
Additional paid-in capital	2,196,090	26,590
Accumulated deficit	(2,462,482)	(415,124)
Total Stockholders’ Deficit	(260,682)	(388,324)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$38,747	$-

The accompanying notes are an integral part of these audited financial statements.

NATURAL RESOURCE HOLDINGS, INC.

STATEMENTS OF OPERATIONS

	Year Ended
	April 30,
	2024	2023

OPERATING EXPENSES
General and administrative expenses	$40,078	$45,955
Management salaries	2,000,000	-
Amortization on mining property rights	490	-
Mining exploration	-	8,500
Total Operating Expenses	2,040,568	54,455
Loss from operations	(2,040,568)	(54,455)

OTHER EXPENSES
Interest expense	(6,790)	(7,736)
Write off of accounts payable and accrued liabilities	-	21,447
Other expenses, net	(6,790)	13,711

Loss before income taxes	(2,047,358)	(40,744)
Provision for income taxes	-	-
NET LOSS	$(2,047,358)	$(40,744)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.41)	$(0.19)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,033,179	209,891

The accompanying notes are an integral part of these audited financial statements.

NATURAL RESOURCE HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED APRIL 30, 2024 AND 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - April 30, 2022	209,891	$210	$26,590	$(374,380)	$(347,580)

Net loss	-	-	-	(40,744)	(40,744)
Balance - April 30, 2023	209,891	$210	$26,590	$(415,124)	$(388,324)

Issuance of common stock for management salaries	5,000,000	5,000	1,995,000	-	2,000,000
Issuance of common stock for settlement of debts	500,000	500	174,500	-	175,000
Net loss	-	-	-	(2,047,358)	(2,047,358)
Balance - April 30, 2024	5,709,891	$5,710	$2,196,090	$(2,462,482)	$(260,682)

The accompanying notes are an integral part of these audited financial statements.

NATURAL RESOURCE HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended
	April 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,047,358)	$(40,744)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	2,000,000	-
Amortization on mining property rights	490	-
Amortization on note discount	3,425	3,416
Write off of accounts payable and accrued liabilities	-	(21,447)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(966)	6,875
Accrued interest	3,365	4,320
Net cash used in operating activities	(41,044)	(47,580)

CASH FLOWS FROM INVESTING ACTIVITY
Acquisition of mining property rights	(39,237)	-
Net cash used in investing activity	(39,237)	-

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from issuance of convertible notes from unaffiliated party	80,281	47,580
Net cash provided by financing activity	80,281	47,580

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Issuance of convertible notes for conversion of debts	$175,000	$-
Issuance of common stock for management salaries	$2,000,000	$-

The accompanying notes are an integral part of these audited financial statements.

NATURAL RESOURCE HOLDINGS, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

APRIL 30, 2024

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

Convertible Financial Instruments

The Company bifurcates conversion options from their host instruments and accounts for them as free-standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable U.S. GAAP.

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

During the three months ended January 31, 2024, the Company purchased a mining claim (the Montreal Star Property) of $34,487 and a mining claim (Union Park 002) of $4,750. (Note 4)

The mining property rights are amortized over estimated useful life of 20 years.

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

As of April 30, 2024 and April 30, 2023, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive:

	April 30,	April 30,
	2024	2023
	(Shares)	(Shares)
Convertible note payable	373,049	643,674

As of April 30, 2024 and April 30, 2023, the total convertible shares from convertible notes totaling $124,859 and $216,153 issued to an unaffiliated party from February 4, 2022 through April 30, 2024 with conversion rate of $0.35 per shares was 373,049 shares and 643,674 shares. (Note 6)

Recent accounting pronouncements

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

As reflected in the financial statements, the Company had an accumulated deficit of $2,462,482. For the year ended April 30, 2024, the Company suffered from a net loss of $2,047,358 and working capital deficit of $167,597.

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

Mining Property Right	$39,237
Less: Amortization	(490)
Less: Impairment	-
Carrying Amount	$38,747

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

The mining property rights are amortized over estimated useful life of 20 years. During the year ended April 30, 2024, the amortization was $490. As of April 30, 2024, Mining Property Rights were $38,747, net of accumulated amortization of $490.

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

On February 4, 2022, the Company’s director sold the promissory notes with aggregate principal of $175,206 and accrued interest of $1,956 to an unaffiliated party. (Note 5)

On June 7, 2023, the Company issued 5,000,000 shares of common stock to the Director of the Company valued at $2,000,000 as management salaries for the period from September 29, 2020 to September 28, 2022. (Note 8)

NOTE 6 – CONVERTIBLE NOTE PAYABLE

As of April 30, 2024 and April 30, 2023, the convertible note payable was shown as follows:

		April 30,	April 30,
	Expiry Date	2024	2023
Convertible Note - February 2022	12/31/2025	$206	$175,206
Convertible Note - April 2022	12/31/2025	2,500	2,500
Convertible Note - July 2022	12/31/2025	7,600	7,600
Convertible Note - October 2022	12/31/2025	11,725	11,725
Convertible Note - January 2023	12/31/2025	12,500	12,500
Convertible Note - April 2023	12/31/2025	15,755	15,755
Convertible Note - July 2023	12/31/2025	14,394	-
Convertible Note - October 2023	12/31/2025	13,550	-
Convertible Note - January 2024	12/31/2025	48,437	-
Convertible Note - April 2024	12/31/2025	3,900	-
		130,567	225,286
Less debt discount		(5,708)	(9,133)
		$124,859	$216,153

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

On April 30, 2024, the Company issued a convertible note of $3,900 for the amount the unaffiliated party paid to the vendors on behalf of the Company during the three months ended April 30, 2024. The note bears annual interest rate of 2%, has a maturity date of December 31, 2025 and is convertible at $0.35 per share for the Company common stock.

During the year ended April 30, 2024 and 2023, interest expense of $2,943 and $3,898 was incurred, respectively. As of April 30, 2024, accrued interest was $9,625 and $6,682, respectively.

During the year ended April 30, 2024 and 2023, amortization on note discount of $3,425 and $3,416 was incurred, respectively.

As of April 30, 2024 and April 30, 2023, the convertible notes payable, net of note discount of $5,708 and $9,133, was $124,859 and $216,153, respectively.

NOTE 7 - LOAN PAYABLE

The Company has outstanding long-term loan payable of $6,973 and $6,973 as of April 30, 2024 and April 30, 2023, respectively. The loan payable is unsecured with annual interest rate of 6% and had an original maturity date of April 20, 2020. The maturity date is extended through April 20, 2025.

Interest expense was $422 and $422 for the year ended April 30, 2024 and 2023, respectively.

As of April 30, 2024 and April 30, 2023, accrued interest was $2,545 and $2,123 respectively.

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

As of April 30, 2024 and April 30, 2023, the Company had 5,709,891 shares and 209,891 shares issued and outstanding, respectively.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of April 30, 2024 and 2023, are as follows:

	April 30,	April 30,
	2024	2023
Net operating loss carryforward	$(384,275)	$(336,917)
Statutory tax rate	21%	21%
Deferred tax asset	(80,698)	(70,753)
Less: Valuation allowance	80,698	70,753
Net deferred asset	$-	$-

As of April 30, 2024, the Company had approximately $384,000 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2036 and 2039. NOLs generated in tax years prior to April 30, 2018, can be carryforward for twenty years, whereas NOLs generated after April 30, 2018 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. The Company has not filed income tax returns from year ended April 30, 2016 through April 30, 2020. $25,000 annual late tax filing interest and penalty was accrued for an aggregate amount of $125,000.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to April 30, 2024 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2024 using the criteria established in “ Internal Control - Integrated Framework “ issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2024, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of April 30, 2024, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at April 30, 2024, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2024 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of April 30, 2024, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) for the year ended April 30, 2024 and April 30, 2023.

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Lian Yao Bin(1)	2024	0	0	2,000,000	0	0	0	0	2,000,000
President	2023	0	0	0	0	0	0	0	0

(1)

On June 7, 2023, the Company issued 5,000,000 shares of common stock to the Director of the Company valued at $2,000,000 as management salaries for the period from September 29, 2020 to September 28, 2022.

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

CHANGE OF CONTROL

As of April 30, 2024, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 11, 2024 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Lian Yao Bin Dajiang kancun 17 dui 10hao, Yuanyan cunweihui, Lingshan, Guangxi, China	5,000,000 Shares of Common Stock	87.57%
Principal Stockholders Skycrest Holdings Limited Suite 1, 2nd Floor Sound & Vision House, Francis Rachel Str., Mahe, Victora, Seychelles	150,000 Shares of Common Stock	2.63%
Directors and Executive Officers as a Group	5,150,000 Shares of Common Stock	90.20%

_________________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 11, 2024. As of July 11, 2024, there were 5,709,891 shares of our company’s common stock issued and outstanding.

Item 13. Certain Relationships and Related Transactions

No director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended April 30, 2024, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Item 14. Principal Accountant Fees and Services

We incurred approximately $12,600 for the year ended April 30, 2024 and $21,000 for the year ended April 30, 2023 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements.

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

NATURAL RESOURCE HOLDINGS, INC.

Dated: July 17, 2024	By:	/s/ Lian Yao Bin
Lian Yao Bin, President and Chief Executive Officer and Chief Financial Officer

