Form 10-K/A
period 2024-04-30
Natural Resource Holdings, Inc.
filed 2024-09-26
CIK 1680689

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

5,709,891 Shares of common stock as of July 11, 2024

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Natural Resource Holdings, Inc. (the “Company”) for the fiscal year ended April 30, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on July 17, 2024 (the “Original Filing”), is being filed solely to update Part III, Item 12 -  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters which was inadvertently incorrect.

Except for the foregoing, this Amendment does not alter or update any information contained in the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing, and the Company’s filings made with the SEC subsequent to the filing of the Original Filing.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets Natural Resource Holdings, Inc. (the ‘Company’) as of April 30, 2024 and the related Statement of operations, statement of stockholders’ deficit and statement of cash flows for the year ended April 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2024, and the results of its operations and its cash flows for the year ended April 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Kuala Lumpur, Malaysia

July 17, 2024

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

On February 11, 2022, the Company entered into an agreement with the unaffiliated note holder of the promissory note of $175,206 sold to him on February 4, 2022 for the amendment of the promissory note to convertible note which bears annual interest rate of 2%, has a maturity date of December 31, 2025 and is convertible at $0.35 per share for the Company common stock. With the adoption of ASU2020-06, the Company did not record beneficial conversion feature (“BCF”) on the convertible note. The Company assessed the note amendment for a debt extinguishment or modification in accordance with ASC 470-50. Although the change in fair value of the note from the note amendment was calculated at 3% which fell below 10% of the carrying value of the original convertible note, the additional of a note conversion feature indicates the note amendment is regarded as a note extinguishment. On February 11, 2022, gain on note extinguishment of $13,344 and note discount of $13,344 was recognized. On September 13, 2023, the Company issued 500,000 shares of common stock for the conversion of principal amount of $175,000 (Note 8). As of January 31, 2024, the convertible note payable was $206.

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
Dajiang kancun 17 dui 10hao, Yuanyan cunweihui, Lingshan, Guangxi, China

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Lian Yao Bin Dajiang kancun 17 dui 10hao, Yuanyan cunweihui, Lingshan, Guangxi, China	5,000,000 Shares of Common Stock	87.57%
Directors and Executive Officers as a Group	5,000,000 Shares of Common Stock	87.57%

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

NATURAL RESOURCE HOLDINGS, INC.

Dated: September 26, 2024	By:	/s/ Lian Yao Bin
Lian Yao Bin, President and Chief Executive Officer and Chief Financial Officer

