Form 10-Q
period 2024-10-31
Natural Resource Holdings, Inc.
filed 2024-12-11
CIK 1680689

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

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

5,709,891 Shares of Common Stock as of December 5, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATURAL RESOURCE HOLDINGS, INC.

BALANCE SHEETS

	October 31, 2024	April 30, 2024
	(Unaudited)	(Audited)
ASSETS
Current Assets
Total Current Assets	$-	$-

Non-current Assets
Mining property rights, net	37,766	38,747

TOTAL ASSETS	$37,766	$38,747

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$24,237	$30,427
Accrued interest	13,799	12,170
Loan payable	6,973	6,973
Income tax interest and penalty payable	125,000	125,000
Total Current Liabilities	170,009	174,570

Non-current Liabilities
Convertible note payable, net of note discount of $3,986 and $5,708, respectively	147,853	124,859

TOTAL LIABILITIES	317,862	299,429

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 5,709,891 shares issued and outstanding	5,710	5,710
Additional paid-in capital	2,196,090	2,196,090
Accumulated deficit	(2,481,896)	(2,462,482)
Total Stockholders’ Deficit	(280,096)	(260,682)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$37,766	$38,747

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL RESOURCE HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2024	2023	2024	2023

OPERATING EXPENSES
General and administrative expenses	$8,044	$7,752	$15,082	$15,890
Management salaries	-	-	-	2,000,000
Amortization on mining property rights	491	-	981	-
Total Operating Expenses	8,535	7,752	16,063	2,015,890
Loss from operations	(8,535)	(7,752)	(16,063)	(2,015,890)

OTHER EXPENSES
Interest expense	(1,717)	(1,725)	(3,351)	(3,843)
Other expenses, net	(1,717)	(1,725)	(3,351)	(3,843)

Loss before income taxes	(10,252)	(9,477)	(19,414)	(2,019,733)
Provision for income taxes	-	-	-	-
NET LOSS	$(10,252)	$(9,477)	$(19,414)	$(2,019,733)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.46)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,709,891	5,479,122	5,709,891	4,360,164

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL RESOURCE HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED OCTOBER 31, 2024 AND 2023

(Unaudited)

Six Months Ended October 31, 2024

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - April 30, 2024	5,709,891	$5,710	$2,196,090	$(2,462,482)	$(260,682)

Net loss	-	-	-	(9,162)	(9,162)
Balance - July 31, 2024	5,709,891	$5,710	$2,196,090	$(2,471,644)	$(269,844)

Net loss	-	-	-	(10,252)	(10,252)
Balance - October 31, 2024	5,709,891	$5,710	$2,196,090	$(2,481,896)	$(280,096)

Six Months Ended October 31, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - April 30, 2023	209,891	$210	$26,590	$(415,124)	$(388,324)

Issuance of common stock for management salaries	5,000,000	5,000	1,995,000	-	2,000,000
Net loss	-	-	-	(2,010,256)	(2,010,256)
Balance - July 31, 2023	5,209,891	$5,210	$2,021,590	$(2,425,380)	$(398,580)

Issuance of common stock for conversion of debts	500,000	500	174,500	-	175,000
Net loss	-	-	-	(9,477)	(9,477)
Balance - October 31, 2023	5,709,891	$5,710	$2,196,090	$(2,434,857)	$(233,057)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL RESOURCE HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	October 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,414)	$(2,019,733)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	-	2,000,000
Amortization on mining property rights	981	-
Amortization on note discount	1,722	1,722
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(6,190)	(12,054)
Accrued interest	1,629	2,121
Net cash used in operating activities	(21,272)	(27,944)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes from unaffiliated party	21,272	27,944
Net cash provided by financing activities	21,272	27,944

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Issuance of convertible notes for conversion of debts	$-	$175,000
Issuance of common stock for management salaries	$-	$2,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL RESOURCE HOLDINGS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

OCTOBER 31, 2024

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 2024 are not necessarily indicative of the results that may be expected for the year ending April 30, 2025. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2024 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended April 30, 2024 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on July 17, 2024.

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

Based on the Company’s evaluation, no impairment has been recorded on the mineral properties for the period ended October 31, 2024.

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

As of October 31, 2024 and October 31, 2023, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive:f

	October 31,	October 31,
	2024	2023
	(Shares)	(Shares)
Convertible note payable	433,826	223,514

As of October 31, 2024 and October 31, 2023, the total convertible shares from convertible notes totaling $147,853 and $70,819 issued to an unaffiliated party from February 4, 2022 through October 31, 2024 with conversion rate of $0.35 per shares was 433,826 shares and 223,514 shares. (Note 6).

Recent accounting pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. We are currently evaluating the impact this update will have on our consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures ("ASU 2023-09"), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact this update will have on our financial statements and disclosures.

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

As reflected in the financial statements, the Company had an accumulated deficit of $2,481,896. For the six months ended October 31, 2024, the Company suffered from a net loss of $19,414 and working capital deficit of $170,009.

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

NOTE 4 – MINING PROPERTY RIGHTS

During the year ended April 30, 2024, the Company purchased a mining claim (the Montreal Star Property) of $34,487 and a mining claim (Union Park 002) of $4,750.

Mining Property Right	$39,237
Less: Amortization	(490)
Less: Impairment	-
Carrying Amount as of April 30, 2024	$38,747
Less: Amortization	(981)
Less: Impairment	-
Carrying Amount as of October 31, 2024	$37,766

The Company has acquired the mining property rights on the two mining properties which consist of the legal right to explore, extract and also expect to retain at least a portion of the benefits from mineral deposits. The plan is to start drilling tests and the mining operations will commence once it is viable to do so. Currently, the Company is in the process of engaging an exploration company to handle the project. The surveying and exploration proposals consist of drilling vertical holes into the ground to identify the best locations to mine. There are proposals to drill from 6 to 50 holes, and the Company is still evaluating the proposals to find the best plan. The Company estimates the exploration stage will start between May to February 2025 and development stage will start before February 2025 upon successful conclusion of exploration stage. During the period, the Company is deciding between several options for the exploration stage and as of the date of this financial statement, the conclusion is yet to be made.

The mining property rights are amortized over estimated useful life of 20 years. During the six months ended October 31, 2024, the amortization was $981. As of October 31, 2024 and April 30, 2024, Mining Property Rights were $37,766 and $38,747, net of accumulated amortization of $1,471 and $490, respectively.

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

NOTE 6 – CONVERTIBLE NOTE PAYABLE

As of October 31, 2024 and April 30, 2024, the convertible note payable was shown as follows:

		October 31,	April 30,
	Expiry Date	2024	2024
Convertible Note - February 2022	12/31/2025	$206	$206
Convertible Note - April 2022	12/31/2025	2,500	2,500
Convertible Note - July 2022	12/31/2025	7,600	7,600
Convertible Note - October 2022	12/31/2025	11,725	11,725
Convertible Note - January 2023	12/31/2025	12,500	12,500
Convertible Note - April 2023	12/31/2025	15,755	15,755
Convertible Note - July 2023	12/31/2025	14,394	14,394
Convertible Note - October 2023	12/31/2025	13,550	13,550
Convertible Note - January 2024	12/31/2025	48,437	48,437
Convertible Note - April 2024	12/31/2025	3,900	3,900
Convertible Note - July 2024	12/31/2025	16,394	-
Convertible Note - October 2024	12/31/2025	4,878	-
		151,839	130,567
Less debt discount		(3,986)	(5,708)
		$147,853	$124,859

On February 11, 2022, the Company entered into an agreement with the unaffiliated note holder of the promissory note of $175,206 sold to him on February 4, 2022 for the amendment of the promissory note to convertible note which bears annual interest rate of 2%, has a maturity date of December 31, 2025 and is convertible at $0.35 per share for the Company common stock. With the adoption of ASU2020-06, the Company did not record beneficial conversion feature (“BCF”) on the convertible note. The Company assessed the note amendment for a debt extinguishment or modification in accordance with ASC 470-50. Although the change in fair value of the note from the note amendment was calculated at 3% which fell below 10% of the carrying value of the original convertible note, the additional of a note conversion feature indicates the note amendment is regarded as a note extinguishment. On February 11, 2022, gain on note extinguishment of $13,344 and note discount of $13,344 was recognized. On September 13, 2023, the Company issued 500,000 shares of common stock for the conversion of principal amount of $175,000. (Note 8) As of October 31, 2024, the convertible note payable was $206.

From April 30, 2022 to October 31, 2024, the Company issued convertible notes totaling $151,633 to an unaffiliated party who paid to the vendors on behalf of the Company.

The terms of the convertible notes are summarized as follows:

•	Maturity date of December 31, 2025

•	Annual Interest Rate of 2%

•	Convertible at $0.35 per share

During the six months ended October 31, 2024 and 2023, the Company issued convertible notes for aggregate amount of $21,272 and $27,944, respectively.

During the six months ended October 31, 2024 and 2023, interest expense of $1,418 and $1,910 was incurred, respectively. As of October 31, 2024 and April 30, 2024, accrued interest was $11,043 and $9,625, respectively.

During the six months ended October 31, 2024 and 2023, amortization on note discount of $1,722 and $1,722 was incurred, respectively.

As of October 31, 2024 and April 30, 2024, the convertible notes payable, net of note discount of $3,986 and $5,708, was $147,853 and $124,859, respectively.

NOTE 7 - LOAN PAYABLE

The Company has outstanding loan payable of $6,973 and $6,973 as of October 31, 2024 and April 30, 2024, respectively. The loan payable is unsecured with annual interest rate of 6% and had an original maturity date of April 20, 2020. The maturity date is extended through April 20, 2025.

Interest expense was $211 and $211 for the six months ended October 31, 2024 and 2023, respectively.

As of October 31, 2024 and April 30, 2024, accrued interest was $2,756 and $2,545 respectively.

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

 As of October 31, 2024 and April 30, 2024, the Company had 5,709,891 shares issued and outstanding.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to October 31, 2024 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

The following summary of our operations should be read in conjunction with our unaudited condensed financial statements for the three months ended October 31, 2024 and 2023, which are included herein.

Three Months Ended October 31, 2024 and 2023

	Three Months Ended
	October 31,		Changes
	2024	2023	Amount	%

Operating Expenses	$(8,535)	$(7,752)	$(783)	10%
Other Expenses	(1,717)	(1,725)	8	-
Net Loss	$(10,252)	$(9,477)	$(775)	8%

During the three months ended October 31, 2024 and 2023, the Company did not earn any revenue.

Net loss for the three months ended October 31, 2024 was $10,252 compared to $$9,477 for the three months ended October 31, 2023. The increase in net loss during the three months ended October 31, 2024 was due to an increase in accounting fees.

Six Months Ended October 31, 2024 and 2023

	Six Months Ended
	October 31,		Changes
	2024	2023	Amount	%

Operating Expenses	$(16,063)	$(2,015,890)	$1,999,827	(99%)
Other Expenses	(3,351)	(3,843)	492	(13%)
Net Loss	$(19,414)	$(2,019,733)	$2,000,319	(99%)

During the six months ended October 31, 2024 and 2023, the Company did not earn any revenue.

Net loss for the six months ended October 31, 2024 was $19,414 compared to $2,019,733 for the six months ended October 31, 2023. The decrease in net loss during the six months ended October 31, 2023 was due to an decrease in accounting fees and interest expense. During the six months ended October 31, 2023, the Company incurred stock based compensation of $2,000,000 for the issuance of 5,000,000 shares of common stock to the Director of the Company valued as management salaries

Liquidity and Capital Resources

Working Capital

	As of	As of
	October 31,	April 30,	Changes
	2024	2024	Amount	%

Current Assets	$-	$-	$-	-
Current Liabilities	$170,009	$174,570	$(4,561)	(2.6%)
Working Capital Deficiency	$(170,009)	$(174,570)	$4,561	(2.6%)

We had no current assets as of October 31, 2024 and April 30, 2024. Our total current liabilities as of October 31, 2024 were $170,009 as compared to total current liabilities of $174,570 as of April 30, 2024. Our working capital deficiency as of October 31, 2024 was $170,009 as compared $174,570 as of April 30, 2024 due to the decrease in accounts payable and accrued liabilities.

Cash Flows

	Six Months Ended
	October 31,		Changes
	2024	2023	Amount	%

Cash flows used in operating activities	$(21,272)	$(27,944)	$6,672	(24%)
Cash flows used in investing activities	-	-	-	-
Cash flows provided by financing activities	21,272	27,944	(6,672)	(24%)
Net changes in cash	$-	$-	$-	-

Cash Flows from Operating Activities

Net cash used in operating activities was $21,272 for the six months ended October 31, 2024 compared with $27,944 for the six months ended October 31, 2023.

During the six months ended October 31, 2024, the net cash used in operating activities was attributed to net loss of $19,414, decreased by amortization on mining property rights of $981 and amortization of note discount of $1,722, and increased by net changes in operating assets and liabilities of $4,561.

During the six months ended October 31, 2023, the net cash used in operating activities was attributed to net loss of $2,019,733, decreased by compensation of $2,000,000 and amortization of note discount of $1,722, and increased by net changes in operating assets and liabilities of $9,933.

Cash Flows from Investing Activity

 There were no investing activities during the six months ended October 31, 2024 and 2023.

Cash Flows from Financing Activity

During the six months ended October 31, 2024 and 2023, net cash from financing activity was $21,272 and $27,944 derived from proceed from issuance of convertible notes to unaffiliated party, respectively.

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $2,481,896, and working capital deficit of $170,009 at October 31, 2024.

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

Natural Resource Holdings, Inc.

Dated: December 9, 2024	By:	/s/ Lian Yao Bin
Lian Yao Bin, President and Chief Executive Officer and Chief Financial Officer

