Form 10-Q
period 2025-01-31
Natural Resource Holdings, Inc.
filed 2025-03-07
CIK 1680689

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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

5,589,891 Shares of Common Stock as of March 3, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATURAL RESOURCE HOLDINGS, INC.

BALANCE SHEETS

	January 31, 2025	April 30, 2024
	(Unaudited)	(Audited)
ASSETS
Current Assets
Total Current Assets	$-	$-

Non-current Assets
Mining property rights, net	37,275	38,747

TOTAL ASSETS	$37,275	$38,747

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$27,810	$30,427
Accrued interest	14,681	12,170
Loan payable	6,973	6,973
Income tax interest and penalty payable	125,000	125,000
Total Current Liabilities	174,464	174,570

Non-current Liabilities
Convertible note payable, net of note discount of $3,126 and $5,708, respectively	152,485	124,859

TOTAL LIABILITIES	326,949	299,429

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 5,589,891 shares and 5,709,891 shares issued and outstanding, respectively	5,590	5,710
Additional paid-in capital	2,196,210	2,196,090
Accumulated deficit	(2,491,474)	(2,462,482)
Total Stockholders’ Deficit	(289,674)	(260,682)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$37,275	$38,747

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL RESOURCE HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2025	2024	2025	2024

OPERATING EXPENSES
General and administrative expenses	$7,344	$6,594	$22,426	$22,484
Management salaries	-	-	-	2,000,000
Amortization on mining property rights	491	-	1,472	-
Total Operating Expenses	7,835	6,594	23,898	2,022,484
Loss from operations	(7,835)	(6,594)	(23,898)	(2,022,484)

OTHER EXPENSES
Interest expense	(1,743)	(1,366)	(5,094)	(5,209)
Other expenses, net	(1,743)	(1,366)	(5,094)	(5,209)

Loss before income taxes	(9,578)	(7,960)	(28,992)	(2,027,693)
Provision for income taxes	-	-	-	-
NET LOSS	$(9,578)	$(7,960)	$(28,992)	$(2,027,693)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.42)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,589,891	5,984,616	5,589,891	4,811,709

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL RESOURCE HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED JANUARY 31, 2025 AND 2023

(Unaudited)

Nine Months Ended January 31, 2025

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance - April 30, 2024	5,709,891	$5,710	$2,196,090	$(2,462,482)	$(260,682)

Net loss	-	-	-	(9,162)	(9,162)
Balance - July 31, 2024	5,709,891	$5,710	$2,196,090	$(2,471,644)	$(269,844)

Net loss	-	-	-	(10,252)	(10,252)
Balance - October 31, 2024	5,709,891	$5,710	$2,196,090	$(2,481,896)	$(280,096)

Cancellation of common stock	(120,000)	(120)	120	-	-
Net loss				(9,578)	(9,578)
Balance - January 31, 2025	5,589,891	$5,590	$2,196,210	$(2,491,474)	$(289,674)

Nine Months Ended January 31, 2024

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance - April 30, 2023	209,891	$210	$26,590	$(415,124)	$(388,324)

Issuance of common stock for management salaries	5,000,000	5,000	1,995,000	-	2,000,000
Net loss	-	-	-	(2,010,256)	(2,010,256)
Balance - July 31, 2023	5,209,891	$5,210	$2,021,590	$(2,425,380)	$(398,580)

Issuance of common stock for settlement of debts	500,000	500	174,500	-	175,000
Net loss	-	-	-	(9,477)	(9,477)
Balance - October 31, 2023	5,709,891	$5,710	$2,196,090	$(2,434,857)	$(233,057)

Net loss	-	-	-	(7,960)	(7,960)
Balance - January 31, 2024	5,709,891	$5,710	$2,196,090	$(2,442,817)	$(241,017)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL RESOURCE HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	January 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,992)	$(2,027,693)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	-	2,000,000
Amortization on mining property rights	1,472	-
Amortization on note discount	2,583	2,583
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(2,617)	(14,660)
Accrued interest	2,511	2,626
Net cash used in operating activities	(25,043)	(37,144)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mining property rights	-	(39,237)
Net cash used in investing activities	-	(39,237)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes from unaffiliated party	25,043	76,381
Net cash provided by financing activities	25,043	76,381

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Issuance of convertible notes for conversion of debts	$-	$175,000
Issuance of common stock for management salaries	$-	$2,000,000
Cancellation of shares	$120	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL RESOURCE HOLDINGS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JANUARY 31, 2025

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2025 are not necessarily indicative of the results that may be expected for the year ending April 30, 2025. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2024 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended April 30, 2024 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on July 17, 2024.

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

Based on the Company’s evaluation, no impairment has been recorded on the mineral properties for the period ended January 31, 2025.

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

As of January 31, 2025 and January 31, 2024, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive:

	January 31,	January 31,
	2025	2024
	(Shares)	(Shares)
Convertible note payable	444,603	361,906

As of January 31, 2025 and January 31, 2024, the total convertible shares from convertible notes totaling $155,611 and $126,667 issued to an unaffiliated party from February 4, 2022 through January 31, 2025 with conversion rate of $0.35 per shares was 444,603 shares and 361,906 shares. (Note 6).

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

As reflected in the financial statements, the Company had an accumulated deficit of $2,491,474. For the nine months ended January 31, 2025, the Company suffered from a net loss of $28,992 and working capital deficit of $174,464.

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

Mining Property Right	$39,237
Less: Amortization	(490)
Less: Impairment	-
Carrying Amount as of April 30, 2024	$38,747
Less: Amortization	(1,472)
Less: Impairment	-
Carrying Amount as of January 31, 2025	$37,275

The Company has acquired the mining property rights on the two mining properties which consist of the legal right to explore, extract and also expect to retain at least a portion of the benefits from mineral deposits. The plan is to start drilling tests and the mining operations will commence once it is viable to do so. Currently, the Company is in the process of engaging an exploration company to handle the project. The surveying and exploration proposals consist of drilling vertical holes into the ground to identify the best locations to mine. There are proposals to drill from 6 to 50 holes, and the Company is still evaluating the proposals to find the best plan. The Company estimates the exploration stage will start April 2025 and development stage will start before July 2025 upon successful conclusion of exploration stage. During the period, the Company is deciding between several options for the exploration stage and as of the date of this financial statement, the conclusion is yet to be made.

The mining property rights are amortized over estimated useful life of 20 years. During the nine months ended January 31, 2025, the amortization was $1,472. As of January 31, 2025 and April 30, 2024, Mining Property Rights were $37,275 and $38,747, net of accumulated amortization of $1,962 and $490, respectively.

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

NOTE 6 – CONVERTIBLE NOTE PAYABLE

As of January 31, 2025 and April 30, 2024, the convertible note payable was shown as follows:

		January 31,	April 30,
	Expiry Date	2025	2024
Convertible Note - February 2022	12/31/2025	$206	$206
Convertible Note - April 2022	12/31/2025	2,500	2,500
Convertible Note - July 2022	12/31/2025	7,600	7,600
Convertible Note - October 2022	12/31/2025	11,725	11,725
Convertible Note - January 2023	12/31/2025	12,500	12,500
Convertible Note - April 2023	12/31/2025	15,755	15,755
Convertible Note - July 2023	12/31/2025	14,394	14,394
Convertible Note - October 2023	12/31/2025	13,550	13,550
Convertible Note - January 2024	12/31/2025	48,437	48,437
Convertible Note - April 2024	12/31/2025	3,900	3,900
Convertible Note - July 2024	12/31/2025	16,394	-
Convertible Note - October 2024	12/31/2025	4,878	-
Convertible Note - January 2025	12/31/2025	3,772	-
		155,611	130,567
Less debt discount		(3,126)	(5,708)
		$152,485	$124,859

On February 11, 2022, the Company entered into an agreement with the unaffiliated note holder of the promissory note of $175,206 sold to him on February 4, 2022 for the amendment of the promissory note to convertible note which bears annual interest rate of 2%, has a maturity date of December 31, 2025 and is convertible at $0.35 per share for the Company common stock. With the adoption of ASU2020-06, the Company did not record beneficial conversion feature (“BCF”) on the convertible note. The Company assessed the note amendment for a debt extinguishment or modification in accordance with ASC 470-50. Although the change in fair value of the note from the note amendment was calculated at 3% which fell below 10% of the carrying value of the original convertible note, the additional of a note conversion feature indicates the note amendment is regarded as a note extinguishment. On February 11, 2022, gain on note extinguishment of $13,344 and note discount of $13,344 was recognized. On September 13, 2023, the Company issued 500,000 shares of common stock for the conversion of principal amount of $175,000. (Note 8) As of January 31, 2025, the convertible note payable was $206.

From April 30, 2022 to January 31, 2025, the Company issued convertible notes totaling $155,405 to an unaffiliated party who paid to the vendors on behalf of the Company.

The terms of the convertible notes are summarized as follows:

•	Maturity date of December 31, 2025

•	Annual Interest Rate of 2%

•	Convertible at $0.35 per share

During the nine months ended January 31, 2025 and 2024, the Company issued convertible notes for aggregate amount of $25,044 and $76,381, respectively.

During the nine months ended January 31, 2025 and 2024, interest expense of $2,195 and $2,310 was incurred, respectively. As of January 31, 2025 and April 30, 2024, accrued interest was $11,820 and $9,625, respectively.

During the nine months ended January 31, 2025 and 2024 amortization on note discount of $2,583 and $2,583 was incurred, respectively.

As of January 31, 2025 and April 30, 2024, the convertible notes payable, net of note discount of $3,126 and $5,708, was $152,485 and $124,859, respectively.

NOTE 7 - LOAN PAYABLE

The Company has outstanding loan payable of $6,973 and $6,973 as of January 31, 2025 and April 30, 2024, respectively. The loan payable is unsecured with annual interest rate of 6% and had an original maturity date of April 20, 2020. The maturity date is extended through April 20, 2025.

Interest expense was $316 and $316 for the nine months ended January 31, 2025 and 2024, respectively.

As of January 31, 2025 and April 30, 2024, accrued interest was $2,861 and $2,545 respectively.

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

On January 6, 2025, the Company cancelled 120,000 shares of common stock originally held by the Director of the Company in order to maintain freely traded public float of at least 10% of the total issued and outstanding common shares for the Company’s future upgrade of OTC status.

 As of January 31, 2025 and April 30, 2024, the Company had 5,589,891 shares and 5,709,891 shares issued and outstanding, respectively.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to January 31, 2025 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

The following summary of our operations should be read in conjunction with our unaudited condensed financial statements for the three months ended January 31, 2025 and 2024, which are included herein.

Three Months Ended January 31, 2025 and 2024

	Three Months Ended
	January 31,		Changes
	2025	2024	Amount	%

Operating Expenses	$(7,835)	$(6,594)	$(1,241)	19%
Other Expenses	(1,743)	(1,366)	(377)	28%
Net Loss	$(9,578)	$(7,960)	$(1,618)	20%

During the three months ended January 31, 2025 and 2024, the Company did not earn any revenue.

Net loss for the three months ended January 31, 2025 was $9,578 compared to $7,960 for the three months ended January 31, 2024. The increase in net loss during the three months ended January 31, 2025 was due to an increase in accounting fees and audit fees.

Nine Months Ended January 31, 2025 and 2024

	Nine Months Ended
	January 31,		Changes
	2025	2024	Amount	%

Operating Expenses	$(23,898)	$(2,022,484)	$1,998,586	(99%)
Other Expenses	(5,094)	(5,209)	115	(2%)
Net Loss	$(28,992)	$(2,027,693)	$1,998,701	(99%)

During the nine months ended January 31, 2025 and 2024, the Company did not earn any revenue.

Net loss for the nine months ended January 31, 2025 was $28,992 compared to $2,027,693 for the nine months ended January 31, 2024. During the nine months ended January 31, 2024, the Company incurred stock based compensation of $2,000,000 for the issuance of 5,000,000 shares of common stock to the Director of the Company valued as management salaries

Liquidity and Capital Resources

Working Capital

	As of	As of
	January 31,	April 30,	Changes
	2025	2024	Amount	%

Current Assets	$-	$-	$-	-
Current Liabilities	$174,464	$174,570	$(106)	(0.1%)
Working Capital Deficiency	$(174,464)	$(174,570)	$106	(0.1%)

We had no current assets as of January 31, 2025 and April 30, 2024. Our total current liabilities as of January 31, 2025 were $174,464 as compared to total current liabilities of $174,570 as of April 30, 2024. Our working capital deficiency as of January 31, 2025 was $174,464 as compared $174,570 as of April 30, 2024 due to the decrease in accounts payable and accrued liabilities.

Cash Flows

	Nine Months Ended
	January 31,		Changes
	2025	2024	Amount	%

Cash flows used in operating activities	$(25,043)	$(37,144)	$12,101	(33%)
Cash flows used in investing activities	-	(39,237)	39,237	-
Cash flows provided by financing activities	25,043	76,381	(51,338)	(67%)
Net changes in cash	$-	$-	$-	-

Cash Flows from Operating Activities

Net cash used in operating activities was $25,043 for the nine months ended January 31, 2025 compared with $37,144 for the nine months ended January 31, 2024.

During the nine months ended January 31, 2025, the net cash used in operating activities was attributed to net loss of $28,992, decreased by amortization on mining property rights of $1,472 and amortization of note discount of $2,583, and increased by net changes in operating assets and liabilities of $106.

During the nine months ended January 31, 2024, the net cash used in operating activities was attributed to net loss of $2,027,693, decreased by compensation of $2,000,000 and amortization of note discount of $2,583, and increased by net changes in operating assets and liabilities of $12,034.

Cash Flows from Investing Activity

 There were no investing activities during the nine months ended January 31, 2025 and 2024.

Cash Flows from Financing Activity

During the nine months ended January 31, 2025 and 2024, net cash from financing activity was $25,043 and $7 d6,381erived from proceed from issuance of convertible notes to unaffiliated party, respectively.

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $2,491,474, and working capital deficit of $174,464 at January 31, 2025.

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

Natural Resource Holdings, Inc.

Dated: March 6, 2025	By:	/s/ Lian Yao Bin
Lian Yao Bin, President and Chief Executive Officer and Chief Financial Officer

