Form 10-K
period 2025-04-30
Natural Resource Holdings, Inc.
filed 2025-07-11
CIK 1680689

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2025

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

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐     No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2024, was $155,324 based on a $0.2188 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

5,589,891 Shares of common stock as of July 7, 2025

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 1C. Cybersecurity

We have implemented cybersecurity risk management procedures, in accordance with our risk profile and business size. We rely on our information technology to operate our business. As such, we have policies and processes designed to protect our information technology systems, some of which are managed by third parties, and resolve issues in a timely manner in the event of a cybersecurity threat or incident.

We have designed our business applications to minimize the impact that cybersecurity incidents could have on our business and have identified back-up systems where appropriate. We seek to further mitigate cybersecurity risks through a combination of monitoring and detection activities, use of anti-malware applications, employee training, quality audits and communication and reporting structures, among other processes. We have a trained group of people to carry out the activities of monitoring and detection of cybersecurity threats and respond to any cybersecurity threats or incidents. The Head of IT department is responsible for oversight of cybersecurity risks and addressing potential cybersecurity risks to business programs, employees, clients, vendors and partners. The Head of IT Department reports to our Chief Executive Officer who reports to the Audit Committee at the board-level, as appropriate.

As of April 30, 2025, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.

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

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange. As of April 30, 2025, no shares of our common stock have traded.

Number of Holders

As of July 7, 2025, the 5,589,891 issued and outstanding shares of common stock were held by a total of 11 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended April 30, 2025 and 2024. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

The following summary of our operations should be read in conjunction with our audited financial statements for the years ended April 30, 2025 and 2024, which are included herein:

	Year Ended
	April 30,		Changes
	2025	2024	Amount	%

Operating Expenses	$(43,731)	$(2,040,568)	$1,996,837	(98%)
Other Expenses	(6,802)	(6,790)	(12)	-
Net Loss	$(50,533)	$(2,047,358)	$1,996,825	(98%)

During the year ended April 30, 2025 and 2024, the Company did not earn any revenue.

Net loss for the year ended April 30, 2025 was $50,533 compared to $2,047,358 for the year ended April 30, 2024. The decrease in net loss during the year ended April 30, 2025 was due to the decrease in operating expenses. During the year ended April 30, 2024, the Company incurred stock-based compensation of $2,000,000 for the issuance of 5,000,000 shares of common stock to the Director of the Company valued as management salaries

Liquidity and Capital Resources

Working Capital

	As of	As of
	April 30,	April 30,	Changes
	2025	2024	Amount	%

Current Assets	$-	$-	$-	-
Current Liabilities	$179,042	$167,597	$11,445	6.8%
Working Capital Deficiency	$(179,042)	$(167,597)	$(11,445)	6.8%

Our total current liabilities as of April 30, 2025 were $179,042 as compared to total current liabilities of $167,597 as of April 30, 2024. The increase was primarily due to the increase in accrued interest during the year ended April 30, 2025.

Our working capital deficiency as of April 30, 2025 was $179,042 as compared to our working capital deficiency of $167,597 as of April 30, 2024. The increase in working capital deficiency was mainly due to the increase in accrued interest and accounts payable and accrued liabilities during the year ended April 30, 2025.

Cash Flows

	Year Ended
	April 30,		Changes
	2025	2024	Amount	%

Cash flows used in operating activities	$(40,684)	$(41,044)	$360	(1%)
Cash flows used in investing activities	-	(39,237)	39,237	(100%)
Cash flows provided by financing activities	40,684	80,281	(39,597)	(49%)
Net changes in cash	$-	$-	$-	-

Cash Flows from Operating Activities

Net cash used in operating activities was $40,684 for the year ended April 30, 2025 compared with $41,044 used in operating activities during the year ended April 30, 2024.

During the year ended April 30, 2025, the net cash of $40,684 used in operating activities was attributed to net loss of $50,533, decreased by amortization on mining property rights of $1,962 and amortization on note discount of $3,416 and net changes in operating assets and liabilities of $4,471.

During the year ended April 30, 2024, the net cash of $41,044 used in operating activities was attributed to net loss of $2,047,358 decreased by stock-based compensation of $2,000,000, amortization on mining property rights of $490 and amortization on note discount of $3,425 and net changes in operating assets and liabilities of $2,399.

Cash Flows from Investing Activity

We had no investing activities during the year ended April 30, 2025.

During the year ended April 30, 2024, net cash from investing activity was $39,237 for acquisition of mining property rights.

Cash Flows from Financing Activity

During the year ended April 30, 2025 and 2024, net cash from financing activity was $40,684 and $80,281 through issuance of promissory notes from an unaffiliated party, respectively.

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

Going Concern

The independent auditors’ report accompanying our April 30, 2025 and April 30, 2024 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

NATURAL RESOURCE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Natural Resource Holdings, Inc.

9980 S 300 W Suite 200,

Sandy, UT 84070

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Natural Resource Holdings, Inc. (“the Company”) as of April 30, 2025 and the related statements of operations, stockholders’ deficit, and cash flows for the for each of the years in the two-year period ended April 30, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Entity’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered from a net loss of $50,533 and working capital deficit of $179,042 for the year ended April 30, 2025 and as of April 30, 2025, the Company had an accumulated deficit of $2,513,015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Director (Those Charged with Governance) that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical matters.

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT (PCAOB: 6723)
We have served as the Company’s auditor since 2022.
Kuala Lumpur, Malaysia
July 11, 2025

NATURAL RESOURCE HOLDINGS, INC.

BALANCE SHEETS

	April 30, 2025	April 30, 2024
ASSETS
Current Assets
Total Current Assets	$-	$-

Non-current Assets
Mining property rights, net	36,785	38,747

TOTAL ASSETS	$36,785	$38,747

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$31,514	$30,427
Accrued interest	15,555	12,170
Loan payable	6,973	-
Income tax interest and penalty payable	125,000	125,000
Total Current Liabilities	179,042	167,597

Non-current Liabilities
Convertible note payable, net of note discount of $2,293 and $5,708, respectively	168,958	124,859
Loan payable	-	6,973
TOTAL LIABILITIES	348,000	299,429

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized,
5,589,891 shares and 5,709,891 shares issued and outstanding, respectively	5,590	5,710
Additional paid-in capital	2,196,210	2,196,090
Accumulated deficit	(2,513,015)	(2,462,482)
Total Stockholders’ Deficit	(311,215)	(260,682)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$36,785	$38,747

The accompanying notes are an integral part of these audited financial statements.

NATURAL RESOURCE HOLDINGS, INC.

STATEMENTS OF OPERATIONS

	Year ended
	April 30,
	2025	2024

OPERATING EXPENSES
General and administrative expenses	$41,769	$40,078
Management salaries	-	2,000,000
Amortization on mining property rights	1,962	490
Total Operating Expenses	43,731	2,040,568
Loss from operations	(43,731)	(2,040,568)

OTHER EXPENSES
Interest expense	(6,802)	(6,790)
Other expenses, net	(6,802)	(6,790)

Loss before income taxes	(50,533)	(2,047,358)
Provision for income taxes	-	-
NET LOSS	$(50,533)	$(2,047,358)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.41)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,672,083	5,033,179

The accompanying notes are an integral part of these audited financial statements.

NATURAL RESOURCE HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED APRIL 30, 2025 AND 2024

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance - April 30, 2023	209,891	$210	$26,590	$(415,124)	$(388,324)

Issuance of common stock for management salaries	5,000,000	5,000	1,995,000	-	2,000,000
Issuance for common stock for settlement of debts	500,000	500	174,500	-	175,000
Net loss	-	-	-	(2,047,358)	(2,047,358)

Balance - April 30, 2024	5,709,891	$5,710	$2,196,090	$(2,462,482)	$(260,682)

Cancellation of common stock	(120,000)	(120)	120	-	-
Net loss	-	-	-	(50,533)	(50,533)

Balance - April 30, 2025	5,589,891	$5,590	$2,196,210	$(2,513,015)	$(311,215)

The accompanying notes are an integral part of these audited financial statements.

NATURAL RESOURCE HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	Year ended
	April 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(50,533)	$(2,047,358)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	-	2,000,000
Amortization on mining property rights	1,962	490
Amortization on note discount	3,416	3,425
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,086	(966)
Accrued interest	3,385	3,365
Net cash used in operating activities	(40,684)	(41,044)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mining property rights	-	(39,237)
Net cash used in investing activities	-	(39,237)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes from unaffiliated party	40,684	80,281
Net cash provided by financing activities	40,684	80,281

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Issuance of convertible notes for conversion of debts	$-	$175,000
Issuance of common stock for management salaries	$-	$2,000,000
Cancellation of shares	$120	$-

The accompanying notes are an integral part of these audited financial statements.

NATURAL RESOURCE HOLDINGS, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

APRIL 30, 2025

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

Based on the Company’s evaluation, no impairment has been recorded on the mineral properties for the period ended April 30, 2025.

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

As of April 30, 2025 and April 30, 2024, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive:

	April 30,	April 30,
	2025	2024
	(Shares)	(Shares)
Convertible note payable	489,289	373,049

As of April 30, 2025 and April 30, 2024, the total convertible shares from convertible notes totaling $168,958 and $124,859 issued to an unaffiliated party from February 4, 2022 through April 30, 2025 with conversion rate of $0.35 per shares was 489,289 shares and 373,049 shares. (Note 6).

Recent accounting pronouncements

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

In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20) - Induced Conversions of Convertible Debt Instruments which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment of convertible debt. The new guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. We are currently evaluating the impact this update will have on our financial statements and disclosures.

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

Recent adopted accounting standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The adoption of ASU 2023-07 has not had a material effect on the Company’s statements and disclosures.

The Company does not expect that any other recently issued accounting pronouncements will have a significant effect on its financial statements.

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $2,513,015. For the year ended April 30, 2025, the Company suffered from a net loss of $50,533 and working capital deficit of $179,042.

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

Mining Property Right	$39,237
Less: Amortization	(490)
Less: Impairment	-
Carrying Amount as of April 30, 2024	$38,747
Less: Amortization	(1,962)
Less: Impairment	-
Carrying Amount as of April 30, 2025	$36,785

The Company has acquired the mining property rights on the two mining properties which consist of the legal right to explore, extract and also expect to retain at least a portion of the benefits from mineral deposits. The plan is to start drilling tests and the mining operations will commence once it is viable to do so. Currently, the Company is in the process of engaging an exploration company to handle the project. The surveying and exploration proposals consist of drilling vertical holes into the ground to identify the best locations to mine. There are proposals to drill from 6 to 50 holes, and the Company is still evaluating the proposals to find the best plan. The development stage will start upon successful conclusion of exploration stage. During the period, the Company is deciding between several options for the exploration stage and as of the date of this financial statement, the conclusion is yet to be made.

The mining property rights are amortized over estimated useful life of 20 years. During the year ended April 30, 2025, the amortization was $1,962. As of April 30, 2025 and April 30, 2024, Mining Property Rights were $36,785 and $38,747, net of accumulated amortization of $2,452 and $490, respectively.

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

On February 4, 2022, the Company’s director sold the promissory notes with aggregate principal of $175,206 and accrued interest of $1,956 to an unaffiliated party. (Note 6)

On June 7, 2023, the Company issued 5,000,000 shares of common stock to the Director of the Company valued at $2,000,000 as management salaries for the period from September 29, 2020 to September 28, 2022. (Note 8)

NOTE 6 – CONVERTIBLE NOTE PAYABLE

As of April 30, 2025 and April 30, 2024, the convertible note payable was shown as follows:

		April 30,	April 30,
	Expiry Date	2025	2024
Convertible Note - February 2022	12/31/2025	$206	$206
Convertible Note - April 2022	12/31/2025	2,500	2,500
Convertible Note - July 2022	12/31/2025	7,600	7,600
Convertible Note - October 2022	12/31/2025	11,725	11,725
Convertible Note - January 2023	12/31/2025	12,500	12,500
Convertible Note - April 2023	12/31/2025	15,755	15,755
Convertible Note - July 2023	12/31/2025	14,394	14,394
Convertible Note - October 2023	12/31/2025	13,550	13,550
Convertible Note - January 2024	12/31/2025	48,437	48,437
Convertible Note - April 2024	12/31/2025	3,900	3,900
Convertible Note - July 2024	12/31/2025	16,394	-
Convertible Note - October 2024	12/31/2025	4,878	-
Convertible Note - January 2025	12/31/2025	3,772	-
Convertible Note – April 2025	12/31/2025	15,640	-
		171,251	130,567
Less debt discount		(2,293)	(5,708)
		$168,958	$124,859

On February 11, 2022, the Company entered into an agreement with the unaffiliated note holder of the promissory note of $175,206 sold to him on February 4, 2022 for the amendment of the promissory note to convertible note which bears annual interest rate of 2%, has a maturity date of December 31, 2025 and is convertible at $0.35 per share for the Company common stock. With the adoption of ASU2020-06, the Company did not record beneficial conversion feature (“BCF”) on the convertible note. The Company assessed the note amendment for a debt extinguishment or modification in accordance with ASC 470-50. Although the change in fair value of the note from the note amendment was calculated at 3% which fell below 10% of the carrying value of the original convertible note, the additional of a note conversion feature indicates the note amendment is regarded as a note extinguishment. On February 11, 2022, gain on note extinguishment of $13,344 and note discount of $13,344 was recognized. On September 13, 2023, the Company issued 500,000 shares of common stock for the conversion of principal amount of $175,000. (Note 8) As of April 30, 2025, the convertible note payable was $206.

From April 30, 2022 to April 30, 2025, the Company issued convertible notes totaling $171,045 to an unaffiliated party who paid to the vendors on behalf of the Company.

The terms of the convertible notes are summarized as follows:

•	Maturity date of December 31, 2025

•	Annual Interest Rate of 2%

•	Convertible at $0.35 per share

During the year ended April 30, 2025 and 2024, the Company issued convertible notes for aggregate amount of $40,684 and $80,281, respectively.

During the year ended April 30, 2025 and 2024, interest expense of $2,964 and $2,943 was incurred, respectively. As of April 30, 2025 and April 30, 2024, accrued interest was $12,589 and $9,625, respectively.

During the year ended April 30, 2025 and 2024, amortization on note discount of $3,416 and $3,425 was incurred, respectively.

As of April 30, 2025 and April 30, 2024, the convertible notes payable, net of note discount of $2,293 and $5,708, was $168,958 and $124,859, respectively.

NOTE 7 - LOAN PAYABLE

The Company has outstanding loan payable of $6,973 and $6,973 as of April 30, 2025 and April 30, 2024, respectively. The loan payable is unsecured with annual interest rate of 6% and had an original maturity date of April 20, 2020 and was extended through April 20, 2025. Pursuant to the loan extension agreement signed on May 30, 2025, the maturity date of the loan was further extended through April 20, 2030.

Interest expense was $422 and $422 for the year ended April 30, 2025 and 2024, respectively.

As of April 30, 2025 and April 30, 2024, accrued interest was $2,966 and $2,545 respectively.

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

 As of April 30, 2025 and April 30, 2024, the Company had 5,589,891 shares and 5,709,891 shares issued and outstanding, respectively.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of April 30, 2025 and 2024, are as follows:

	April 30,	April 30,
	2025	2024
Net operating loss carryforward	$(434,808)	$(384,275)
Statutory tax rate	21%	21%
Deferred tax asset	(91,310)	(80,698)
Less: Valuation allowance	91,310	80,698
Net deferred asset	$-	$-

As of April 30, 2025, the Company had approximately $434,000 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2036 and 2040. NOLs generated in tax years prior to April 30, 2018, can be carryforward for twenty years, whereas NOLs generated after April 30, 2018 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. The Company has not filed income tax returns from year ended April 30, 2016 through April 30, 2020. $25,000 annual late tax filing interest and penalty was accrued for an aggregate amount of $125,000.

NOTE 10 – SEGMENT REPORTING

Operating segments comprised of the components of an entity in which separate information is available for evaluation by the Company’s chief operating decision maker, or group of decision makers, in determining how to allocate resources in evaluating performance. The Company consists of a single reporting segment: Mining business. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.

The accounting policies of the mining segment are as described in the summary of significant accounting policies. Upon commencement of its mining project, the CODM will evaluate the performance of the mining segment based on the Company’s net income as reported in the Statements of Operations. The Company’s segment assets are reported on the Balance Sheets.

The CODM reviews performance based on gross profit, operating profit and net earnings. Operating profit is reviewed to monitor the operating and administrative expenses of the Company. Profitability is important to the Company’s ability to grow and expand operations and strategic initiatives. The Company does not have any operations or sources of outside of Untied States of America.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to April 30, 2025 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2025 using the criteria established in “ Internal Control - Integrated Framework “ issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2025, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of April 30, 2025, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at April 30, 2025, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2025 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of April 30, 2025, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Lian Yao Bin	56	Director, President, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer
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

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) for the year ended April 30, 2025 and April 30, 2024.

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Lian Yao Bin	2025	0	0	0	0	0	0	0	0
President(1)	2024	0	0	2,000,000	0	0	0	0	2,000,000

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

CHANGE OF CONTROL

As of April 30, 2025, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 7, 2025 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Lian Yao Bin Dajiang kancun 17 dui 10hao, Yuanyan cunweihui, Lingshan, Guangxi, China	4,880,000 Shares of Common Stock	87.30%
Directors and Executive Officers as a Group	4,880,000 Shares of Common Stock	87.30%

_________________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 7, 2025. As of July 7, 2025, there were 5,589,891 shares of our company’s common stock issued and outstanding.

Item 13. Certain Relationships and Related Transactions

No director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended April 30, 2025, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Item 14. Principal Accountant Fees and Services

We incurred approximately $24,350 for the year ended April 30, 2025 and $24,400 for the year ended April 30, 2024 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements.

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

NATURAL RESOURCE HOLDINGS, INC.

Dated: July 11, 2025	By:	/s/ Lian Yao Bin
Lian Yao Bin, President and Chief Executive Officer and Chief Financial Officer

