Form 10-Q
period 2025-07-31
Natural Resource Holdings, Inc.
filed 2025-09-09
CIK 1680689

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

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

5,589,891 Shares of Common Stock as of August 27, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATURAL RESOURCE HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	July 31, 2025	April 30, 2025
	(Unaudited)	(Audited)
ASSETS
Current Assets
Total Current Assets	$-	$-

Non-current Assets
Mining property rights, net	36,295	36,785

TOTAL ASSETS	$36,295	$36,785

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$21,548	$31,514
Accrued interest	16,536	15,555
Convertible note payable, net of note discount of $1,432 and $2,293, respectively	169,819	168,958
Loan payable	-	6,973
Income tax interest and penalty payable	125,000	125,000
Total Current Liabilities	332,903	348,000

Non-current Liabilities
Loan payable	6,973	-
Convertible note payable, non-current	18,610	-
TOTAL LIABILITIES	358,486	348,000

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 5,589,891 shares issued and outstanding, respectively	5,590	5,590
Additional paid-in capital	2,196,210	2,196,210
Accumulated deficit	(2,523,991)	(2,513,015)
Total Stockholders’ Deficit	(322,191)	(311,215)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$36,295	$36,785

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL RESOURCE HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	July 31,
	2025	2024

OPERATING EXPENSES
General and administrative expenses	$8,644	$7,038
Amortization on mining property rights	490	490
Total Operating Expenses	9,134	7,528
Loss from operations	(9,134)	(7,528)

OTHER EXPENSES
Interest expense	(1,842)	(1,634)
Other expenses, net	(1,842)	(1,634)

Loss before income taxes	(10,976)	(9,162)
Provision for income taxes	-	-
NET LOSS	$(10,976)	$(9,162)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,589,891	5,709,891

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL RESOURCE HOLDINGS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JULY 31, 2025 AND 2024

(Unaudited)

Three Months Ended July 31, 2025

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - April 30, 2025	5,589,891	$5,590	$2,196,210	$(2,513,015)	$(311,215)

Net loss	-	-	-	(10,976)	(10,976)
Balance - July 31, 2025	5,589,891	$5,590	$2,196,210	$(2,523,991)	$(322,191)

Three Months Ended July 31, 2024

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - April 30, 2024	5,709,891	$5,710	$2,196,090	$(2,462,482)	$(260,682)

Net loss	-	-	-	(9,162)	(9,162)
Balance - July 31, 2024	5,709,891	$5,710	$2,196,090	$(2,471,644)	$(269,844)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL RESOURCE HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	July 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,976)	$(9,162)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization on mining property rights	490	490
Amortization on note discount	861	861
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(9,966)	(9,355)
Accrued interest	981	772
Net cash used in operating activities	(18,610)	(16,394)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes from unaffiliated party	18,610	16,394
Net cash provided by financing activities	18,610	16,394

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL RESOURCE HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

JULY 31, 2025

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2025 are not necessarily indicative of the results that may be expected for the year ending April 30, 2026. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2025 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended April 30, 2025 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on July 11, 2025.

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

Based on the Company’s evaluation, no impairment has been recorded on the mineral properties for the period ended July 31, 2025.

On January 8, 2023, the Company incurred mining exploration expense of $8,500 for surveying services on Potter County, PA Utica Shale area oil and gas properties performed during January and February 2023.

During January 31, 2024, the Company purchased a mining claim (the Montreal Star Property) of $34,487 and a mining claim (Union Park 002) of $4,750. (Note 4)

The mining property rights are amortized over estimated useful life of 20 years.

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

As of July 31, 2025 and July 31, 2024, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive:

	July 31,	July 31,
	2025	2024
	(Shares)	(Shares)
Convertible note payable	542,460	419,889

As of July 31, 2025 and July 31, 2024, the total convertible shares from convertible notes totaling $188,429 and $142,114 issued to an unaffiliated party from February 4, 2022 through July 31, 2025 with conversion rate of $0.35 per shares was 542,460 shares and 419,889 shares. (Note 6).

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

Recently adopted accounting standards

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

As reflected in the financial statements, the Company had an accumulated deficit of $2,523,991. For the three months ended July 31, 2025, the Company suffered from a net loss of $10,976 and working capital deficit of $332,903.

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

NOTE 4 – MINING PROPERTY RIGHTS

During January 31, 2024, the Company purchased a mining claim (the Montreal Star Property) of $34,487 and a mining claim (Union Park 002) of $4,750.

Carry Amount as of April 30, 2024	$38,747
Less: Amortization	(1,962)
Less: Impairment	-
Carrying Amount as of April 30, 2025	$36,875
Less: Amortization	(490)
Less: Impairment	-
Carrying Amount as of July 31, 2025	$36,295

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

The mining property rights are amortized over estimated useful life of 20 years. During the three months ended July 31, 2025 and 2024, the amortization was $490 and $490, respectively. As of July 31, 2025 and April 30, 2025, Mining Property Rights were $36,295 and $36,785, net of accumulated amortization of $2,942 and $2,452, respectively.

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

NOTE 6 – CONVERTIBLE NOTE PAYABLE

As of July 31, 2025 and April 30, 2025, the convertible note payable was shown as follows:

		July 31,	April 30,
	Expiry Date	2025	2025
Convertible Note - February 2022	12/31/2025	$206	$206
Convertible Note - April 2022	12/31/2025	2,500	2,500
Convertible Note - July 2022	12/31/2025	7,600	7,600
Convertible Note - October 2022	12/31/2025	11,725	11,725
Convertible Note - January 2023	12/31/2025	12,500	12,500
Convertible Note - April 2023	12/31/2025	15,755	15,755
Convertible Note - July 2023	12/31/2025	14,394	14,394
Convertible Note - October 2023	12/31/2025	13,550	13,550
Convertible Note - January 2024	12/31/2025	48,437	48,437
Convertible Note - April 2024	12/31/2025	3,900	3,900
Convertible Note - July 2024	12/31/2025	16,394	16,394
Convertible Note - October 2024	12/31/2025	4,878	4,878
Convertible Note - January 2025	12/31/2025	3,772	3,772
Convertible Note - April 2025	12/31/2025	15,640	15,640
Convertible Note - July 2025	12/31/2030	18,610	-
		189,861	171,251
Less debt discount		(1,432)	(2,293)
		188,429	168,958
Less non-current portion		(18,610)	-
Current portion		$169,819	$168,958

On February 11, 2022, the Company entered into an agreement with the unaffiliated note holder of the promissory note of $175,206 sold to him on February 4, 2022 for the amendment of the promissory note to convertible note which bears annual interest rate of 2%, has a maturity date of December 31, 2025 and is convertible at $0.35 per share for the Company common stock. With the adoption of ASU2020-06, the Company did not record beneficial conversion feature (“BCF”) on the convertible note. The Company assessed the note amendment for a debt extinguishment or modification in accordance with ASC 470-50. Although the change in fair value of the note from the note amendment was calculated at 3% which fell below 10% of the carrying value of the original convertible note, the additional of a note conversion feature indicates the note amendment is regarded as a note extinguishment. On February 11, 2022, gain on note extinguishment of $13,344 and note discount of $13,344 was recognized. On September 13, 2023, the Company issued 500,000 shares of common stock for the conversion of principal amount of $175,000. (Note 8) As of July 31, 2025, the convertible note payable was $206.

From April 30, 2022 to April 30, 2025, the Company issued convertible notes totaling $171,045 to an unaffiliated party who paid to the vendors on behalf of the Company.

The terms of the convertible notes are summarized as follows:

•	Maturity date of December 31, 2025

•	Annual Interest Rate of 2%

•	Convertible at $0.35 per share

During the three months ended July 31, 2025, the Company issued a convertible note of $18,610 to an unaffiliated party who paid to the vendors on behalf of the Company.

The terms of the convertible notes are summarized as follows:

•	Maturity date of December 31, 2030

•	Annual Interest Rate of 2%

•	Convertible at $0.35 per share

During the three months ended July 31, 2025 and 2024, the Company issued convertible notes for aggregate amount of $18,610 and $16,394,  respectively.

During the three months ended July 31, 2025 and 2024, interest expense of $875 and $667 was incurred, respectively. As of July 31, 2025 and April 30, 2025, accrued interest was $13,464 and $12,589, respectively.

During the three months ended July 31, 2025 and 2024 amortization on note discount of $861 and $861 was incurred, respectively.

As of July 31, 2025 and April 30, 2025, the current portion of convertible notes payable, net of note discount of $1,432 and $2,293, was $169,819 and $168,958, respectively.

As of July 31, 2025 and April 30, 2025, the non-current portion of convertible notes payable was $18,610 and $0, respectively.

NOTE 7 - LOAN PAYABLE

The Company has outstanding loan payable of $6,973 and $6,973 as of July 31, 2025 and April 30, 2025, respectively. The loan payable is unsecured with annual interest rate of 6% and had an original maturity date of April 20, 2020. The maturity date is extended through April 20, 2025. The maturity date of the loan was further extended through April 20, 2030.

Interest expense was $105 and $105 for the three months ended July 31, 2025 and 2024, respectively.

As of July 31, 2025 and April 30, 2025, accrued interest was $3,071 and $2,966 respectively.

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

As of July 31, 2025 and April 30, 2025 the Company had 5,589,891 shares and 5,589,891 shares issued and outstanding, respectively.

NOTE 9 – SEGMENT REPORTING

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

 NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to July 31, 2025 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

The following summary of our operations should be read in conjunction with our unaudited condensed financial statements for the three months ended July 31, 2025 and 2024, which are included herein.

Three Months Ended July 31, 2025 and 2024

	Three Months Ended
	July 31,		Changes
	2025	2024	Amount	%

Operating Expenses	$(9,134)	$(7,528)	$(1,606)	21%
Other Expenses	(1,842)	(1,634)	(208)	13%
Net Loss	$(10,976)	$(9,162)	$(1,814)	20%

During the three months ended July 31, 2025 and 2024, the Company did not earn any revenue.

Net loss for the three months ended July 31, 2025 was $10,976 compared to $9,162 for the three months ended July 31, 2024. The increase in net loss during the three months ended July31, 2025 was due to an increase in accounting fees and audit fees.

Liquidity and Capital Resources

Working Capital

	As of	As of
	July 31,	April 30,	Changes
	2025	2025	Amount	%

Current Assets	$-	$-	$-	-
Current Liabilities	$332,903	$348,000	$(15,097)	(4.3%)
Working Capital Deficiency	$(332,903)	$(348,000)	$15,097	(4.3%)

We had no current assets as of July 31, 2025 and April 30, 2025. Our total current liabilities as of July 31, 2025 were $332,903 as compared to total current liabilities of $348,000 as of April 30, 2025. Our working capital deficiency as of July 31, 2025 was $332,903 as compared $348,000 as of April 30, 2025 due to the decrease in accounts payable and accrued liabilities.

Cash Flows

	Three Months Ended
	July 31,		Changes
	2025	2024	Amount	%

Cash flows used in operating activities	$(18,610)	$(16,394)	$(2,216)	14%
Cash flows used in investing activities	-	-	-	-
Cash flows provided by financing activities	18,610	16,394	2,216	14%
Net changes in cash	$-	$-	$-	-

Cash Flows from Operating Activities

Net cash used in operating activities was $18,610 for the three months ended July 31, 2025 compared with $16,394 for the three months ended July 31, 2024.

During the three months ended July 31, 2025, the net cash used in operating activities was attributed to net loss of $10,976, decreased by amortization on mining property rights of $490 and amortization of note discount of $861, and increased by net changes in operating assets and liabilities of $8,985.

During the three months ended July 31, 2024, the net cash used in operating activities was attributed to net loss of $9,162, decreased by amortization on mining property rights of $490 and amortization of note discount of $861, and increased by net changes in operating assets and liabilities of $8,583.

Cash Flows from Investing Activity

There were no investing activities during the three months ended July 31, 2025 and 2024.

Cash Flows from Financing Activity

During the three months ended July 31, 2025 and 2024, net cash from financing activity was $18,610 and $16,394 derived from proceed from issuance of convertible notes to unaffiliated party, respectively.

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $2,523,991, and working capital deficit of $332,903 at July 31, 2025.

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

Natural Resource Holdings, Inc.

Dated: September 9, 2025	By:	/s/ Lian Yao Bin
Lian Yao Bin, President and Chief Executive Officer and Chief Financial Officer

