Form 10-Q
period 2025-10-31
Natural Resource Holdings, Inc.
filed 2025-12-15
CIK 1680689

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

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

5,589,891 Shares of Common Stock as of December 3, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATURAL RESOURCE HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	October 31, 2025	April 30, 2025
	(Unaudited)	(Audited)
ASSETS
Current Assets
Total Current Assets	$-	$-

Non-current Assets
Mining property rights, net	35,805	36,785

TOTAL ASSETS	$35,805	$36,785

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$24,692	$31,514
Accrued interest	17,612	15,555
Convertible note payable, net of note discount of $571 and $2,293, respectively	170,680	168,958
Loan payable	-	6,973
Income tax interest and penalty payable	125,000	125,000
Total Current Liabilities	337,984	348,000

Non-current Liabilities
Loan payable	6,973	-
Convertible note payable, non-current	22,860	-
TOTAL LIABILITIES	367,817	348,000

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized,
5,589,891 shares issued and outstanding	5,590	5,590
Additional paid-in capital	2,196,210	2,196,210
Accumulated deficit	(2,533,812)	(2,513,015)
Total Stockholders’ Deficit	(332,012)	(311,215)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$35,805	$36,785

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL RESOURCE HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2025	2024	2025	2024

OPERATING EXPENSES
General and administrative expenses	$7,393	$8,044	$16,037	$15,082
Amortization on mining property rights	491	491	981	981
Total Operating Expenses	7,884	8,535	17,018	16,063
Loss from operations	(7,884)	(8,535)	(17,018)	(16,063)

OTHER EXPENSES
Interest expense	(1,937)	(1,717)	(3,779)	(3,351)
Other expenses, net	(1,937)	(1,717)	(3,779)	(3,351)

Loss before income taxes	(9,821)	(10,252)	(20,797)	(19,414)
Provision for income taxes	-	-	-	-
NET LOSS	$(9,821)	$(10,252)	$(20,797)	$(19,414)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,589,891	5,709,891	5,589,891	5,709,891

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL RESOURCE HOLDINGS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED OCTOBER 31, 2025 AND 2024

(Unaudited)

Six Months Ended October 31, 2025

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance - April 30, 2025	5,589,891	$5,590	$2,196,210	$(2,513,015)	$(311,215)

Net loss	-	-	-	(10,976)	(10,976)
Balance - July 31, 2025	5,589,891	$5,590	$2,196,210	$(2,523,991)	$(322,191)

Net loss	-	-	-	(9,821)	(9,821)
Balance - October 31, 2025	5,589,891	$5,590	$2,196,210	$(2,533,812)	$(332,012)

Six Months Ended October 31, 2024

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance - April 30, 2024	5,709,891	$5,710	$2,196,090	$(2,462,482)	$(260,682)

Net loss	-	-	-	(9,162)	(9,162)
Balance - July 31, 2024	5,709,891	$5,710	$2,196,090	$(2,471,644)	$(269,844)

Net loss	-	-	-	(10,252)	(10,252)
Balance - October 31, 2024	5,709,891	$5,710	$2,196,090	$(2,481,896)	$(280,096)

The accompanying notes are an integral part of these unaudited condensed financial statements

NATURAL RESOURCE HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended October 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,797)	$(19,414)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization on mining property rights	980	981
Amortization on note discount	1,722	1,722
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(6,822)	(6,190)
Accrued interest	2,057	1,629
Net cash used in operating activities	(22,860)	(21,272)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes from unaffiliated party	22,860	21,272
Net cash provided by financing activities	22,860	21,272

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL RESOURCE HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

OCTOBER 31, 2025

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

NOTE 2 - GOING CONCERN

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $2,533,812. For the six months ended October 31, 2025, the Company suffered from a net loss of $20,797 and working capital deficit of $337,984.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 2025 are not necessarily indicative of the results that may be expected for the year ending April 30, 2026. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2025 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended April 30, 2025 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on July 11, 2025.

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

Based on the Company’s evaluation, no impairment has been recorded on the mineral properties for the period ended October 31, 2025.

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

As of October 31, 2025 and October 31, 2024, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive:

	October 31,	October 31,
	2025	2024
	(Shares)	(Shares)
Convertible note payable	554,603	433,826

As of October 31, 2025 and October 31, 2024, the total convertible shares from convertible notes totaling $193,540 and $147,853 issued to an unaffiliated party from February 4, 2022 through October 31, 2025 with conversion rate of $0.35 per shares was 554,603 shares and 433,826 shares. (Note 6).

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

The Company does not expect that any other recently issued accounting pronouncements will have a significant effect on its financial statements.

NOTE 4 – MINING PROPERTY RIGHTS

During January 31, 2024, the Company purchased a mining claim (the Montreal Star Property) of $34,487 and a mining claim (Union Park 002) of $4,750.

Carry Amount as of April 30, 2024	$38,747
Less: Amortization	(1,962)
Less: Impairment	-
Carrying Amount as of April 30, 2025	$36,785
Less: Amortization	(980)
Less: Impairment	-
Carrying Amount as of October 31, 2025	$35,805

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

The mining property rights are amortized over estimated useful life of 20 years. During the six months ended October 31, 2025 and 2024, the amortization was $981 and $980, respectively. As of October 31, 2025 and April 30, 2025, Mining Property Rights were $35,805 and $36,785, net of accumulated amortization of $3,432 and $2,452, respectively.

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

NOTE 6 – CONVERTIBLE NOTE PAYABLE

As of October 31, 2025 and April 30, 2025, the convertible note payable was shown as follows:

		October 31,	April 30,
	Expiry Date	2025	2025
Convertible Note - February 2022	12/31/2025	$206	$206
Convertible Note - April 2022	12/31/2025	2,500	2,500
Convertible Note - July 2022	12/31/2025	7,600	7,600
Convertible Note - October 2022	12/31/2025	11,725	11,725
Convertible Note - January 2023	12/31/2025	12,500	12,500
Convertible Note - April 2023	12/31/2025	15,755	15,755
Convertible Note - July 2023	12/31/2025	14,394	14,394
Convertible Note - October 2023	12/31/2025	13,550	13,550
Convertible Note - January 2024	12/31/2025	48,437	48,437
Convertible Note - April 2024	12/31/2025	3,900	3,900
Convertible Note - July 2024	12/31/2025	16,394	16,394
Convertible Note - October 2024	12/31/2025	4,878	4,878
Convertible Note - January 2025	12/31/2025	3,772	3,772
Convertible Note - April 2025	12/31/2025	15,640	15,640
Convertible Note - July 2025	12/31/2030	18,610	-
Convertible Note - October 2025	12/31/2030	4,250	-
		411,119	171,251
Less debt discount		(571)	(2,293)
		193,540	168,958
Less non-current portion		(22,860)	-
Current portion		$170,680	$168,958

On February 11, 2022, the Company entered into an agreement with the unaffiliated note holder of the promissory note of $175,206 sold to him on February 4, 2022 for the amendment of the promissory note to convertible note which bears annual interest rate of 2%, has a maturity date of December 31, 2025 and is convertible at $0.35 per share for the Company common stock. With the adoption of ASU2020-06, the Company did not record beneficial conversion feature (“BCF”) on the convertible note. The Company assessed the note amendment for a debt extinguishment or modification in accordance with ASC 470-50. Although the change in fair value of the note from the note amendment was calculated at 3% which fell below 10% of the carrying value of the original convertible note, the additional of a note conversion feature indicates the note amendment is regarded as a note extinguishment. On February 11, 2022, gain on note extinguishment of $13,344 and note discount of $13,344 was recognized. On September 13, 2023, the Company issued 500,000 shares of common stock for the conversion of principal amount of $175,000.  As of October 31, 2025, the convertible note payable was $206.

From April 30, 2022 to April 30, 2025, the Company issued convertible notes totaling $171,045 to an unaffiliated party who paid to the vendors on behalf of the Company.

The terms of the convertible notes are summarized as follows:

•	Maturity date of December 31, 2025

•	Annual Interest Rate of 2%

•	Convertible at $0.35 per share

During the six months ended October 31, 2025, the Company issued convertible notes totaling of $22,860 to an unaffiliated party who paid to the vendors on behalf of the Company.

The terms of the convertible notes are summarized as follows:

•	Maturity date of December 31, 2030

•	Annual Interest Rate of 2%

•	Convertible at $0.35 per share

During the six months ended October 31, 2025 and 2024, interest expense of $1,846 and $1,418 was incurred, respectively. As of October 31, 2025 and April 30, 2025, accrued interest was $14,435 and $12,589, respectively.

During the six months ended October 31, 2025 and 2024 amortization on note discount of $1,722 and $1,722 was incurred, respectively.

As of October 31, 2025 and April 30, 2025, the current portion of convertible notes payable, net of note discount of $571 and $2,293, was $170,680 and $168,958, respectively.

As of October 31, 2025 and April 30, 2025, the non-current portion of convertible notes payable was $22,360 and $0, respectively.

NOTE 7 - LOAN PAYABLE

The Company has outstanding loan payable of $6,973 and $6,973 as of October 31, 2025 and April 30, 2025, respectively. The loan payable is unsecured with annual interest rate of 6% and had an original maturity date of April 20, 2020. The maturity date is extended through April 20, 2025. The maturity date of the loan was further extended through April 20, 2030.

Interest expense was $211 and $211 for the six months ended October 31, 2025 and 2024, respectively.

As of October 31, 2025 and April 30, 2025, accrued interest was $3,177 and $2,966 respectively.

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

 As of October 31, 2025 and April 30, 2025 the Company had 5,589,891 shares issued and outstanding.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to October 31, 2025 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

The following summary of our operations should be read in conjunction with our unaudited condensed financial statements for the three months and six months ended October 31, 2025 and 2024, which are included herein.

Three Months Ended October 31, 2025 and 2024

	Three Months Ended
	October 31,		Changes
	2025	2024	Amount	%

Operating Expenses	$(7,884)	$(8,535)	$651	(8%)
Other Expenses	(1,937)	(1,717)	(220)	13%
Net Loss	$(9,821)	$(10,252)	$431	(4%)

During the three months ended October 31, 2025 and 2024, the Company did not earn any revenue.

Net loss for the three months ended October 31, 2025 was $9,821 compared to $10,252 for the three months ended October 31, 2024. The decrease in net loss during the three months ended October 31, 2025 was due to a decrease in accounting fees.

Six Months Ended October 31, 2025 and 2024

	Six Months Ended
	October 31,		Changes
	2025	2024	Amount	%

Operating Expenses	$(17,018)	$(16,063)	$(955)	6%
Other Expenses	(3,779)	(3,351)	(428)	13%
Net Loss	$(20,797)	$(19,414)	$(1,383)	7%

During the six months ended October 31, 2025 and 2024, the Company did not earn any revenue.

Net loss for the six months ended October 31, 2025 was $20,797 compared to $19,414 for the six months ended October 31, 2024. The increase in net loss during the six months ended October 31, 2025 was due to an increase in audit fees.

Liquidity and Capital Resources

Working Capital

	As of	As of
	October 31,	April 30,	Changes
	2025	2025	Amount	%

Current Assets	$-	$-	$-	-
Current Liabilities	$337,984	$348,000	$(10,016)	(2.9%)
Working Capital Deficiency	$(337,984)	$(348,000)	$10,016	(2.9%)

We had no current assets as of October 31, 2025 and April 30, 2025. Our total current liabilities as of October 31, 2025 were $337,984 as compared to total current liabilities of $348,000 as of April 30, 2025. Our working capital deficiency as of October 31, 2025 was $337,984 as compared $348,000 as of April 30, 2025 due to the decrease in accounts payable and accrued liabilities and reclass of loan payable to non-current labilities.

Cash Flows

	Six Months Ended
	October 31,		Changes
	2025	2024	Amount	%

Cash flows used in operating activities	$(22,860)	$(21,272)	$(1,588)	7%
Cash flows used in investing activities	-	-	-	-
Cash flows provided by financing activities	22,860	21,272	1,588	7%
Net changes in cash	$-	$-	$-	-

Cash Flows from Operating Activities

Net cash used in operating activities was $22,860 for the six months ended October 31, 2025 compared with $21,272 for the six months ended October 31, 2024.

During the six months ended October 31, 2025, the net cash used in operating activities was attributed to net loss of $20,797, decreased by amortization on mining property rights of $980 and amortization of note discount of $1,722, and increased by net changes in operating assets and liabilities of $4,765.

During the six months ended October 31, 2024, the net cash used in operating activities was attributed to net loss of $19,414, decreased by amortization on mining property rights of $981 and amortization of note discount of $1,722, and increased by net changes in operating assets and liabilities of $4,561.

Cash Flows from Investing Activity

There were no investing activities during the six months ended October 31, 2025 and 2024.

Cash Flows from Financing Activity

During the six months ended October 31, 2025 and 2024, net cash from financing activity was $22,860 and $21,272 derived from proceed from issuance of convertible notes to unaffiliated party, respectively.

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $2,533,812, and working capital deficit of $337,984 at October 31, 2025.

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

Natural Resource Holdings, Inc.

Dated: December 15, 2025	By:	/s/ Lian Yao Bin
Lian Yao Bin, President and Chief Executive Officer and Chief Financial Officer

