Form 10-Q
period 2026-01-31
Natural Resource Holdings, Inc.
filed 2026-03-18
CIK 1680689

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

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

5,589,891 Shares of Common Stock as of March 10, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NATURAL RESOURCE HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	January 31, 2026	April 30, 2025
	(Unaudited)	(Audited)
ASSETS
Current Assets
Total Current Assets	$-	$-

Non-current Assets
Mining property rights, net	35,314	36,785

TOTAL ASSETS	$35,314	$36,785

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$22,084	$31,514
Accrued interest	18,710	15,555
Convertible note payable, net of note discount of $0 and $2,293, respectively	171,251	168,958
Loan payable	-	6,973
Income tax interest and penalty payable	125,000	125,000
Total Current Liabilities	337,045	348,000

Non-current Liabilities
Loan payable	6,973	-
Convertible note payable, non-current	33,110	-
TOTAL LIABILITIES	377,128	348,000

Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 5,589,891 shares issued and outstanding	5,590	5,590
Additional paid-in capital	2,196,210	2,196,210
Accumulated deficit	(2,543,614)	(2,513,015)
Total Stockholders’ Deficit	(341,814)	(311,215)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$35,314	$36,785

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL RESOURCE HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2026	2025	2026	2025

OPERATING EXPENSES
General and administrative expenses	$7,644	$7,344	$23,681	$22,426
Amortization on mining property rights	490	491	1,471	1,472
Total Operating Expenses	8,134	7,835	25,152	23,898
Loss from operations	(8,134)	(7,835)	(25,152)	(23,898)

OTHER EXPENSES
Interest expense	(1,668)	(1,743)	(5,447)	(5,094)
Other expenses, net	(1,668)	(1,743)	(5,447)	(5,094)

Loss before income taxes	(9,802)	(9,578)	(30,599)	(28,992)
Provision for income taxes	-	-	-	-
NET LOSS	$(9,802)	$(9,578)	$(30,599)	$(28,992)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,589,891	5,675,605	5,589,891	5,698,546

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL RESOURCE HOLDINGS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED JANUARY 31, 2026 AND 2025

(Unaudited)

Nine Months Ended January 31, 2026

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - April 30, 2025	5,589,891	5,590	2,196,210	(2,513,015)	(311,215)

Net loss	-	-	-	(10,976)	(10,976)
Balance - July 31, 2025	5,589,891	$5,590	$2,196,210	$(2,523,991)	$(322,191)

Net loss				(9,821)	(9,821)
Balance - October 31, 2025	5,589,891	$5,590	$2,196,210	$(2,533,812)	$(332,012)

Net loss				(9,802)	(9,802)
Balance - January 31, 2026	5,589,891	$5,590	$2,196,210	$(2,543,614)	$(341,814)

Nine Months Ended January 31, 2025

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - April 30, 2024	5,709,891	$5,710	$2,196,090	$(2,462,482)	$(260,682)

Net loss	-	-	-	(9,162)	(9,162)
Balance - July 31, 2024	5,709,891	$5,710	$2,196,090	$(2,471,644)	$(269,844)

Net loss	-	-	-	(10,252)	(10,252)
Balance - October 31, 2024	5,709,891	$5,710	$2,196,090	$(2,481,896)	$(280,096)

Cancellation of common stock	(120,000)	(120)	120	-	-
Net loss	-	-	-	(9,578)	(9,578)
Balance - January 31, 2025	5,589,891	$5,590	$2,196,210	$(2,491,474)	$(289,674)

The accompanying notes are an integral part of these unaudited condensed financial statements

NATURAL RESOURCE HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	January 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,599)	$(28,992)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization on mining property rights	1,471	1,472
Amortization on note discount	2,293	2,583
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(9,430)	(2,617)
Accrued interest	3,155	2,511
Net cash used in operating activities	(33,110)	(25,043)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes from unaffiliated party	33,110	25,043
Net cash provided by financing activities	33,110	25,043

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Cancellation of shares	$-	$120

The accompanying notes are an integral part of these unaudited condensed financial statements.

NATURAL RESOURCE HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

JANUARY 31, 2026

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

As reflected in the financial statements, the Company had an accumulated deficit of 2,543,614. For the nine months ended January 31, 2026, the Company suffered from a net loss of $30,599 and working capital deficit of $337,045.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2026 are not necessarily indicative of the results that may be expected for the year ending April 30, 2026. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2025 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended April 30, 2025 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on July 11, 2025.

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

Based on the Company’s evaluation, no impairment has been recorded on the mineral properties for the period ended January 31, 2026.

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

As of January 31, 2026 and January 31, 2025, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive:

	January 31,	January 31,
	2026	2025
	(Shares)	(Shares)
Convertible note payable	583,889	444,603

As of January 31, 2026 and January 31, 2025, the total convertible shares from convertible notes totaling $204,361 and $155,611 issued to an unaffiliated party from February 4, 2022 through January 31, 2026 with conversion rate of $0.35 per shares was 583,889 shares and 444,603 shares. (Note 6).

Recent accounting pronouncements

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

In December 2025, the FASB issued ASU No.2025-11- Interim Reporting (Topic270): Narrow-Scope Improvements which is designed to improve the navigability of interim reporting guidance and clarify its applicability without fundamentally changing the nature of interim reporting. In introduces a principle requiring entities to disclose events or changes since the last annual reporting period that have a material impact on the entity. The new guidance is effective for annual reporting periods beginning December 15, 2027. Early adoption is permitted. We are currently evaluating the impact this update will have on our financial statements and disclosures.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures ("ASU 2023-09"), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-09 has not had a material effect on the Company’s statements and disclosures.

The Company does not expect that any other recently issued accounting pronouncements will have a significant effect on its financial statements.

NOTE 4 – MINING PROPERTY RIGHTS

During January 31, 2024, the Company purchased a mining claim (the Montreal Star Property) of $34,487 and a mining claim (Union Park 002) of $4,750.

Carry Amount as of April 30, 2024	$38,747
Less: Amortization	(1,962)
Less: Impairment	-
Carrying Amount as of April 30, 2025	$36,785
Less: Amortization	(1,471)
Less: Impairment	-
Carrying Amount as of January 31, 2026	$35,314

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

The mining property rights are amortized over estimated useful life of 20 years. During the nine months ended January 31, 2026 and 2025, the amortization was $1,471 and $1,472, respectively. As of January 31, 2026 and April 30, 2025, Mining Property Rights were $35,314 and $36,785, net of accumulated amortization of $3,923 and $2,452, respectively.

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

NOTE 6 – CONVERTIBLE NOTE PAYABLE

As of January 31, 2026 and April 30, 2025, the convertible note payable was shown as follows:

		January 31,	April 30,
	Expiry Date	2026	2025
Convertible Note - February 2022	12/31/2025	$206	$206
Convertible Note - April 2022	12/31/2025	2,500	2,500
Convertible Note - July 2022	12/31/2025	7,600	7,600
Convertible Note - October 2022	12/31/2025	11,725	11,725
Convertible Note - January 2023	12/31/2025	12,500	12,500
Convertible Note - April 2023	12/31/2025	15,755	15,755
Convertible Note - July 2023	12/31/2025	14,394	14,394
Convertible Note - October 2023	12/31/2025	13,550	13,550
Convertible Note - January 2024	12/31/2025	48,437	48,437
Convertible Note - April 2024	12/31/2025	3,900	3,900
Convertible Note - July 2024	12/31/2025	16,394	16,394
Convertible Note - October 2024	12/31/2025	4,878	4,878
Convertible Note - January 2025	12/31/2025	3,772	3,772
Convertible Note - April 2025	12/31/2025	15,640	15,640
Convertible Note - July 2025	12/31/2030	18,610	-
Convertible Note - October 2025	12/31/2030	4,250	-
Convertible Note - January 2026	1/31/2031	10,250	-
		204,361	171,251
Less debt discount		-	(2,293)
		204,361	168,958
Less non-current portion		(33,110)	-
Current portion		$171,251	$168,958

On February 11, 2022, the Company entered into an agreement with the unaffiliated note holder of the promissory note of $175,206 sold to him on February 4, 2022 for the amendment of the promissory note to convertible note which bears annual interest rate of 2%, has a maturity date of December 31, 2025 and is convertible at $0.35 per share for the Company common stock. With the adoption of ASU2020-06, the Company did not record beneficial conversion feature (“BCF”) on the convertible note. The Company assessed the note amendment for a debt extinguishment or modification in accordance with ASC 470-50. Although the change in fair value of the note from the note amendment was calculated at 3% which fell below 10% of the carrying value of the original convertible note, the additional of a note conversion feature indicates the note amendment is regarded as a note extinguishment. On February 11, 2022, gain on note extinguishment of $13,344 and note discount of $13,344 was recognized. On September 13, 2023, the Company issued 500,000 shares of common stock for the conversion of principal amount of $175,000.  As of January 31, 2026, the convertible note payable was $206.

From April 30, 2022 to April 30, 2025, the Company issued convertible notes totaling $171,045 to an unaffiliated party who paid to the vendors on behalf of the Company.

The terms of the convertible notes are summarized as follows:

•	Maturity date of December 31, 2025

•	Annual Interest Rate of 2%

•	Convertible at $0.35 per share

During the nine months ended January 31, 2026, the Company issued convertible notes totaling of $33,110 to an unaffiliated party who paid to the vendors on behalf of the Company.

The terms of the convertible notes are summarized as follows:

•	Maturity date ranged from December 31, 2030 to January 31, 2031

•	Annual Interest Rate of 2%

•	Convertible at $0.35 per share

During the nine months ended January 31, 2026 and 2025, interest expense of $2,838 and $2,195 was incurred, respectively. As of January 31, 2026 and April 30, 2025, accrued interest was $15,427 and $12,589, respectively.

During the nine months ended January 31, 2026 and 2025, amortization on note discount of $2,293 and $2,583 was incurred, respectively.

As of January 31, 2026 and April 30, 2025, the current portion of convertible notes payable, net of note discount of $0 and $2,293, was $171,251 and $168,958, respectively.

As of January 31, 2026 and April 30, 2025, the non-current portion of convertible notes payable was $33,110 and $0, respectively.

NOTE 7 - LOAN PAYABLE

The Company has outstanding loan payable of $6,973 and $6,973 as of January 31, 2026 and April 30, 2025, respectively. The loan payable is unsecured with annual interest rate of 6% and had an original maturity date of April 20, 2020. The maturity date is extended through April 20, 2025. The maturity date of the loan was further extended through April 20, 2030.

Interest expense was $316 and $316 for the nine months ended January 31, 2026 and 2025, respectively.

As of January 31, 2026 and April 30, 2025, accrued interest was $3,283 and $2,966 respectively.

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

 As of January 31, 2026 and April 30, 2025 the Company had 5,589,891 shares issued and outstanding.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to January 31, 2026 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

The following summary of our operations should be read in conjunction with our unaudited condensed financial statements for the three months and nine months ended January 31, 2026 and 2025, which are included herein.

Three Months Ended January 31, 2026 and 2025

	Three Months Ended
	January 31,		Changes
	2026	2025	Amount	%

Operating Expenses	$(8,134)	$(7,835)	$(299)	4%
Other Expenses	(1,668)	(1,743)	75	(4%)
Net Loss	$(9,802)	$(9,578)	$(224)	2%

During the three months ended January 31, 2026 and 2025, the Company did not earn any revenue.

Net loss for the three months ended January 31, 2026 was $9,820 compared to $9,578 for the three months ended January 31, 2025. The increase in net loss during the three months ended January 31, 2026 was due to a increase in audit fees.

Nine Months Ended January 31, 2026 and 2025

	Nine Months Ended
	January 31,		Changes
	2026	2025	Amount	%

Operating Expenses	$(25,152)	$(23,898)	$(1,254)	5%
Other Expenses	(5,447)	(5,094)	(353)	7%
Net Loss	$(30,599)	$(28,992)	$(1,607)	6%

During the nine months ended January 31, 2026 and 2025, the Company did not earn any revenue.

Net loss for the nine months ended January 31, 2026 was $30,599 compared to $28,992 for the nine months ended January 31, 2025. The increase in net loss during the nine months ended January 31, 2026 was due to an increase in audit fees.

Liquidity and Capital Resources

Working Capital

	As of	As of
	January 31,	April 30,	Changes
	2026	2025	Amount	%

Current Assets	$-	$-	$-	-
Current Liabilities	$337,045	$348,000	$(10,955)	(3.1%)
Working Capital Deficiency	$(337,045)	$(348,000)	$10,955	(3.1%)

We had no current assets as of January 31, 2026 and April 30, 2025. Our total current liabilities as of January 31, 2026 were $337,045 as compared to total current liabilities of $348,000 as of April 30, 2025. Our working capital deficiency as of January 31, 2026 was $337,045 as compared $348,000 as of April 30, 2025 due to the decrease in accounts payable and accrued liabilities and reclass of loan payable to non-current labilities.

Cash Flows

	Nine Months Ended
	January 31,		Changes
	2026	2025	Amount	%

Cash flows used in operating activities	$(33,110)	$(25,043)	$(8,067)	32%
Cash flows used in investing activities	-	-	-	-
Cash flows provided by financing activities	33,110	25,043	8,067	32%
Net changes in cash	$-	$-	$-	-

Cash Flows from Operating Activities

Net cash used in operating activities was $33,110 for the nine months ended January 31, 2026 compared with $25,043 for the nine months ended January 31, 2025.

During the nine months ended January 31, 2026, the net cash used in operating activities was attributed to net loss of $30,599, decreased by amortization on mining property rights of $1,471 and amortization of note discount of $2,293, and increased by net changes in operating assets and liabilities of $6,275.

During the nine months ended January 31, 2025, the net cash used in operating activities was attributed to net loss of $28,992, decreased by amortization on mining property rights of $1,472 and amortization of note discount of $2,583, and increased by net changes in operating assets and liabilities of $106.

Cash Flows from Investing Activity

There were no investing activities during the nine months ended January 31, 2026 and 2025.

Cash Flows from Financing Activity

During the nine months ended January 31, 2026 and 2025, net cash from financing activity was $33,110 and $25,043 derived from proceed from issuance of convertible notes to unaffiliated party, respectively.

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $2,543,614, and working capital deficit of $337,045 at January 31, 2026.

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

Natural Resource Holdings, Inc.

Dated: March 18, 2026	By:	/s/ Lian Yao Bin
Lian Yao Bin, President and Chief Executive Officer and Chief Financial Officer

